Form 10QSB
period 1995-03-31
PNB FINANCIAL GROUP
filed 1995-05-09
CIK 704693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                _______________

                                Form 10-QSB
     (Mark One)

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1995

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES ACT OF 1934
           For the transition period from __________ to ___________

                         Commission file No. 2-78580

                             PNB FINANCIAL GROUP
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


          California                              95-3847640
 -------------------------------        -------------------------------
 (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Reorganization)

                              4665 MacArthur Court
                        Newport Beach, California 92660
                    ---------------------------------------
                    (Address of Principal Executive Offices)


                                   (714) 851-1033
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                -----     ------
    The number of shares of Registrant's common stock outstanding at May 5, 1995 was 2,187,433.


                   THIS REPORT INCLUDES A TOTAL OF 15 PAGES
================================================================================

                              PNB FINANCIAL GROUP
                              Index To Form 10-QSB
                      For the quarter ended March 31, 1995





                                                                                               PAGE
                                                                                               NUMBER
                                                                                               ------
PART I    FINANCIAL INFORMATION

          ITEM 1.        Financial Statements

                         Condensed Consolidated Balance Sheets
                           (unaudited) - March 31, 1995 and December 31, 1994                     3

                         Condensed Consolidated Statements of Operations
                           (unaudited) - Three Months ended March 31, 1995 and 1994               4

                         Consolidated Statements of Cash Flows (unaudited) - Three
                           Months ended March 31, 1995 and 1994                                   5

                         Notes to Condensed Consolidated Financial Statements                     6

          ITEM 2.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                 7-13


PART II   OTHER INFORMATION

          ITEM 1.        Legal Proceedings.                                                      14

          ITEM 2.        Changes in Securities.                                                  14

          ITEM 3.        Defaults upon Senior Securities.                                        14

          ITEM 4.        Submission of Matters to a Vote of Security Holders.                    14

          ITEM 5.        Other Information.                                                      14

          ITEM 6.        Exhibits and Reports on Form 8-KSB                                      14

                         Signatures of Registrants.                                              15

                              PNB FINANCIAL GROUP
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                                       March 31, 1995          December 31, 1994
                                                                      -----------------        -----------------
Assets
- ------

Cash and due from banks                                                  $  7,898,000             $  9,836,000
Investment securities                                                      16,841,000               19,129,000
Federal funds sold                                                              -                    3,000,000
Mortgage loans held for sale                                               13,156,000               12,448,000

Loans                                                                     107,927,000              104,926,000

  Less allowance for possible loan losses                                  (2,740,000)              (2,727,000)
                                                                         ------------             ------------

           Net loans                                                      105,187,000              102,199,000

Premises and equipment, net                                                 1,595,000                1,735,000
Other assets                                                                4,422,000                7,238,000
                                                                         ------------             ------------

           Total assets                                                  $149,099,000             $155,585,000
                                                                         ============             ============


Liabilities and Shareholders' Equity
- ------------------------------------

Deposits                                                                 $133,161,000             $142,459,000

Short-term borrowings                                                       2,000,000                    -
Other liabilities                                                           1,036,000                  869,000
                                                                         ------------             ------------

           Total liabilities                                              136,197,000              143,328,000

Shareholders' equity:

   Preferred stock, no par value 10,000,000
     shares authorized; none issued                                             -                        -

   Common stock, no par value, 20,000,000
     shares authorized; 2,186,933 and 2,186,933
     shares issued and outstanding at
     March 31, 1995 and December 31, 1994                                  16,129,000               16,129,000
   Accumulated deficit                                                     (2,645,000)              (2,863,000)
   Net unrealized loss on investment securities available for sale           (582,000)              (1,009,000)
                                                                         ------------             ------------

           Total shareholders' equity                                      12,902,000               12,257,000
                                                                         ------------             ------------

           Total liabilities and shareholders' equity                    $149,099,000             $155,585,000
                                                                         ============             ============




                             See accompanying notes

                              PNB FINANCIAL GROUP
                Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 1995 and 1994
                                  (unaudited)

                                                                              1995                      1994
                                                                          ------------              ------------
Interest income:
         Loans, including fees                                             $2,736,000                $2,489,000
         Investment securities                                                248,000                   149,000
         Federal funds sold                                                    40,000                   102,000
         Deposits with banks                                                    -                         9,000
                                                                           ----------                ----------

         Total interest income                                              3,024,000                 2,749,000

Interest expense                                                              704,000                   662,000
                                                                           ----------                ----------

         Net interest income                                                2,320,000                 2,087,000

Provision for possible loan losses                                            228,000                   231,000
                                                                           ----------                ----------

         Net interest income after provision for possible loan losses       2,092,000                 1,856,000

Other income:
         Commissions and other revenue from mortgage banking operations       691,000                 1,485,000
         Service charges, fees and other                                      182,000                   188,000
                                                                           ----------                ----------
         Total other income                                                   873,000                 1,673,000

Other expenses:
         Mortgage banking operations                                          648,000                 1,360,000
         Salaries & employee benefits                                         935,000                   914,000
         Occupancy                                                            429,000                   469,000
         Other                                                                834,000                 1,046,000
                                                                           ----------                ----------

         Total other expense                                                2,846,000                 3,789,000

Income (loss) before income taxes                                             119,000                  (260,000)

Benefit for income taxes                                                      (99,000)                    -
                                                                           ----------                ----------

Net income (loss)                                                          $  218,000                $ (260,000)
                                                                           ==========                ==========

Net income (loss) per share                                                $      .10                $     (.12)
                                                                           ==========                ==========

Weighted average number of shares used in per share computation             2,186,933                 2,189,407





                             See accompanying notes

                              PNB FINANCIAL GROUP
                Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1995 and 1994
                                  (unaudited)

                                                                              1995                    1994
                                                                           ----------              -----------
Net cash provided by operating activities                                 $ 2,853,000              $16,861,000

Cash flows from investing activities:
         Net change in loans                                               (3,175,000)               6,946,000
         Net change in investment securities                                2,688,000               (9,539,000)
         Other                                                                 (6,000)                (119,000)
                                                                          -----------              -----------
                Net cash used in investing activities                        (493,000)              (2,712,000)

Cash flows from financing activities:
         Net change in deposits                                            (9,299,000)               6,050,000
         Net change in short-term borrowings                                2,000,000                  401,000
         Payments for repurchase of common stock                                -                       (1,000)
                                                                          -----------              -----------
                Net cash provided by (used in) financing activities        (7,299,000)               6,450,000
                                                                          -----------              -----------

Net increase (decrease) in cash and cash equivalents                       (4,939,000)              20,599,000

Cash and cash equivalents at beginning of period                           12,836,000               23,630,000
                                                                          -----------              -----------

Cash and cash equivalents at end of period                                $ 7,897,000              $44,229,000
                                                                          ===========              ===========





                             See accompanying notes

                              PNB FINANCIAL GROUP
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1995
                                  (unaudited)

1.    Basis of Presentation

      The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiaries, Pacific National Bank (the "Bank") and Merchant Overseas Financial Group ("MOFG") (collectively, the "Company"). In June 1993, all operating activities of MOFG were suspended. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of Management, necessary to present fairly the consolidated financial position of the Company at March 31, 1995, and the consolidated results of operations and statements of cash flows for the three month periods ended March 31, 1995 and March 31, 1994. Results for the three months ended March 31, 1995 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

2.    Consolidated Statement of Cash Flows

      For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash on hand, cash due from banks, interest-bearing deposits in other banks and federal funds sold.

3.    Reclassifications

      Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

4.    Recent Accounting Development - Accounting for Impairment of a Loan

      On January 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114. This statement generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. There was no material effect for the quarter ended March 31, 1995 on the provision for possible loan losses due to the adoption of this Statement.

      At March 31, 1995, the Bank has classified $3,178,000 of its loans as impaired with a specific loss reserve of $982,000 and $3,638,000 of its loans as impaired with no related loss reserve as determined in accordance with this Statement. The average recorded investment in impaired loans during the quarter ended March 31, 1995 was $4,845,000. The Bank generally does not recognize interest income on impaired loans. In one specific loan, the Bank is recognizing interest income on a cash basis. The amount of interest income recognized during the quarter ended March 31, 1995 on loans classified as impaired was $12,000 which equals the amount of cash payments received.

                              PNB FINANCIAL GROUP

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 March 31, 1995

Item 2.


Summary
- -------

      The Company reported net income of $218,000 for the three months ended March 31, 1995 compared to a net loss of $260,000 for the same period in 1994. The increase in earnings was primarily a result of an increase in net interest margin along with a decrease in non-interest expenses. The increase in net interest margin was primarily a result of the substantial increase in interest rates on loans due to the increase of prime from 6.0% to 8.5% during the past
year.   Additionally, the first quarter of 1995 saw a return to profitability of the Bank's residential mortgage department, which was due in part to the increase in loan pricing. The increase in pricing was due to reduced competition which was the result of the closures of various mortgage operations in Southern California.

      As of March 31, 1995, the Company had total assets of $149.1 million, total loans of $107.9 million and total deposits of $133.2 million, as compared to total assets of $155.6 million, total loans of $104.9 million and total deposits of $142.4 million as of December 31, 1994. The decrease in total assets and total deposits is primarily due to a reduced level of deposits from the Bank's title and escrow customers. The decrease in these deposits is a result of the general decrease in real estate activity in Southern California along with the reduction of one large depositor's balances. Average deposits for the first quarter of 1995 were $138.8 million as compared to an average deposit level of $147.4 million during the fourth quarter of 1994.

      The following section sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities, and shareholders' equity for the three month period ended March 31, 1995 as compared to the same period in 1994. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.





                            (Continued on next page)

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 March 31, 1995



                                                                                   1995             1994
                                                                               ------------     ------------
Assets
- ------

    Cash and due from banks                                                    $  9,607,000     $ 14,111,000
    Interest-bearing deposits in other banks                                          -              824,000
    Investment securities                                                        19,313,000       13,173,000
    Federal funds sold                                                            2,923,000       13,268,000
    Mortgage loans held for sale                                                  8,600,000       23,508,000

    Loans                                                                       106,450,000      104,582,000
          Less allowance for possible loan losses                                (2,734,000)      (3,268,000)
                                                                               ------------     ------------

                      Net loans                                                 103,716,000      101,314,000

    Premises and equipment, net                                                   1,671,000        2,067,000
    Other assets                                                                  5,626,000        7,723,000
                                                                               ------------     ------------

                      Total assets                                             $151,456,000     $175,988,000
                                                                               ============     ============

Liabilities and Shareholders' Equity
- ------------------------------------

    Deposits:
         Noninterest-bearing                                                   $ 50,455,000      $ 68,717,000
         Interest-bearing                                                        87,196,000        91,096,000
    Short-term borrowings                                                           298,000           229,000
    Other liabilities                                                               813,000         1,594,000
                                                                               ------------      ------------

                      Total liabilities                                         138,762,000       161,636,000

Shareholders' equity:
         Capital stock                                                           16,129,000        16,139,000
         Accumulated deficit                                                     (2,741,000)       (1,674,000)
         Net unrealized loss on investment securities available for sale           (694,000)         (113,000)
                                                                               ------------      ------------

                      Total shareholders' equity                                 12,694,000        14,352,000

    Total liabilities and shareholders' equity                                 $151,456,000      $175,988,000
                                                                               ============      ============

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 March 31, 1995



Capital Resources
- -----------------

      The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of March 31, 1995 are set forth below.

                   CAPITAL REQUIREMENTS AS OF MARCH 31, 1995

                                                              Pacific                   PNB
                                         Regulatory          National             Financial
                                       Requirements              Bank                 Group
                                       ------------          --------            ----------
Leverage Capital Ratio                         4.0%              7.4%                  8.9%

Risk Based Capital:
      Tier 1 Capital                           4.0%              9.6%                 11.5%
      Tier 2 Capital                           8.0%             10.9%                 12.8%


Liquidity
- ---------

      Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances and short-term loan portfolio as well as its ability to raise capital by selling additional shares of common stock. During the first quarter of 1995, the Bank Holding Company liquidity position increased due to a decrease in its loan portfolio. As of March 31, 1995, the Bank Holding Company has cash balances of approximately $650,000. These liquid assets, along with cash generated from its loan portfolio, will support its 1995 operating requirements.

      Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, investment securities and a portion of its mortgage loans held for sale. During the first quarter of 1995, the Bank's average liquid assets as a percentage of average assets equaled 20.1% compared to 25.8% during the first quarter of 1994. The Bank's average loan to deposit ratio during the first quarter of 1995 was 76.1% compared to a loan to deposit ratio of 72.5% at December 31, 1994. The change in these liquidity ratios is the result of a decrease in the average deposit level of the Bank during the first quarter. A large portion of the Bank's deposits consist of deposits maintained by title insurance companies and escrow companies. During the first quarter of 1995, the average deposits from escrow and title companies were $19.4 million or approximately 14% of total average deposits. This is compared to total title and escrow deposits of $39.4 million in the first quarter of 1994 or 24.6% of total average deposits. The decrease in these deposits is a result of the general decrease in real estate activity in Southern California along with the reduction of one large depositor's balances. Currently, no title or escrow customer accounts for over 3% of the Bank's total deposits.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 March 31, 1995



      To cushion against unanticipated fluctuations in its liquidity position, the Bank has secured secondary lines of credit with its correspondent bank and the Federal Reserve Bank of approximately $12,000,000 as of March 31, 1995. These lines of credit are collateralized by a portion of the Bank's investment portfolio and its installment loan portfolio. Additionally, the majority of the Bank's mortgage loans held for sale, while not considered a primary source of liquidity, can significantly aid in the Bank's ability to meet its liquidity requirements.

                   Results of Operations for the Three Months
                    Ended March 31, 1995 and March 31, 1994
                   ------------------------------------------

Total interest and loan fee income
- ----------------------------------

      Total interest and loan fee income increased $275,000 (10%) between the periods presented primarily due to the increase in interest rates for loans and other interest earning assets which was partially offset by a decreased volume of mortgage loans and federal funds sold. The increase in the yield on loans is due to the increase in the prime rate from 6.0% to 8.5% during the past year. A significant portion of the Bank's loans are based on a variable interest rate tied to prime. The decrease in the volume of mortgage loans is due to the decreased refinancing activity in the mortgage business which was caused by the increase in interest rates.

      The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.



                                                                 Change in interest income due to:

                                                          Volume               Rate                Total
                                                         ---------          ----------           ----------
Loans                                                    $  47,000           $ 418,000           $  465,000
Mortgage loans held for sale                              (288,000)             55,000             (233,000)
Investment securities                                       71,000              28,000               99,000
Deposits in other banks                                     (4,000)             (4,000)              (8,000)
Federal funds sold                                        (111,000)             49,000              (62,000)
                                                         ---------          ----------            ---------

     Total                                               $(285,000)         $  546,000            $ 261,000
                                                         =========          ==========            ---------

Change in loan fees                                                                                  14,000
                                                                                                 ----------

     Total change in interest and loan fee income                                                 $ 275,000
                                                                                                  =========

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 March 31, 1995




Total interest expense
- ----------------------

       Total interest expense increased $42,000 (6.3%) between the periods presented due to an increase in the interest rates of interest- bearing deposits which was partially offset by reduced volume of interest bearing deposits. The decrease in deposit volume was primarily due to a decrease of higher costing time deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended March 31, 1995 as compared to the corresponding period ended March 31, 1994.

                                                               Change in interest expense due to:

                                                          Volume               Rate                Total
                                                         --------            --------            --------
Short-term borrowings                                   $   -               $  4,000             $  4,000
Savings deposits                                            5,000             (3,000)               2,000
Time deposits                                             (45,000)            60,000               15,000
Interest-bearing demand deposits                            2,000             19,000               21,000
                                                         --------           --------             --------

       Total                                             $(38,000)          $ 80,000             $ 42,000
                                                         ========           ========             ========

Allowance for possible loan losses
- ----------------------------------

        An analysis of the allowance for possible loan losses is summarized as follows:

                                                                                 Three Months Ended March 31
                                                                               -------------------------------
                                                                                  1995                 1994
                                                                               ----------           ----------
        Balance at beginning of period                                         $2,727,000           $3,473,000

        Charge-offs                                                              (224,000)            (784,000)
        Recoveries                                                                  9,000              231,000
                                                                               ----------           ----------

             Net charge-offs                                                     (215,000)            (553,000)

        Contribution to allowance for possible loan losses                        228,000              231,000
                                                                               ----------           ----------

        Balance at end of period                                               $2,740,000           $3,151,000
                                                                               ==========           ==========

        Allowance as a percentage of total loans                                      2.5%                 3.1%

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 March 31, 1995



    The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of March 31, 1995 and 1994 as well as December 31, 1994.

                                                               March 31, 1995    Dec. 31, 1994    March 31, 1994
                                                               --------------    -------------    --------------
Loans accounted for on a nonaccrual basis                        $5,610,000        $3,136,000       $6,564,000

Accruing loans contractually past due 90 days or more               768,000           826,000        2,872,000

Total classified loans                                           15,053,000        18,973,000       27,493,000

Other real estate owned                                           1,833,000         4,522,000        4,592,000

Troubled debt restructurings                                      2,316,000             -                -


      The Company's contribution to the provision for possible loan losses was $228,000 for the first three months of 1995 compared to $231,000 during the same period in 1994. This contribution resulted in an allowance of 2.5% of total outstanding loans at March 31, 1995, compared to 3.1% at March 31, 1994. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and Management's analysis of current market conditions. Management believes that the allowance at March 31, 1995 is adequate to absorb the inherent risks in the Company's loan portfolio.

      The decline in the allowance for possible loan losses is due to improving trends in asset quality. Classified loans are those that have some identified weaknesses as determined by Management that may jeopardize the orderly collection of the debt in the future. Classified loans fell from $27.5 million or 26.3% of total loans at March 31, 1994 to $15.1 million or 14.1% of total loans at March 31, 1995. Nonperforming assets (nonaccrual loans and other real estate owned) fell from $11.2 million or 6.3% of total assets at March 31, 1994, to $7.4 million or 4.9% of total assets at March 31, 1995.

Other Income
- ------------

      Other income decreased $800,000 (47.8%) between the periods presented. The reduction was primarily due to reduced revenue generated from the Bank's residential mortgage operation. The reduced revenue from the mortgage operation was due to the increased interest rate environment and the resulting downsizing of the operation. During the first three months of 1995, gross revenue from the mortgage operation was $691,000 compared to $1,485,000 in the corresponding period in 1994. The decrease in the mortgage division's gross revenue was offset by decreased expenses of this division, which resulted in the division posting a pretax income, before administration allocation, of $70,000 during the first quarter of 1995, compared to $132,000 during the same period in 1994. The 1995 first quarter profit for the mortgage department was the first profitable quarter since the first quarter of 1994. Management believes that the

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 March 31, 1995


mortgage division should remain profitable throughout the remainder of 1995. During the first three months of 1995, the sale of SBA loans generated $78,000 of recognized sales premiums compared to $72,000 during the same period in 1994.

Other Expenses
- --------------

      Other expenses decreased $943,000 (24.9%) between the periods presented. The Company's other expenses decreased $231,000 while the Bank's residential mortgage division's expenses decreased $712,000 (52.3%). The decrease in the mortgage division's expenses was due to the decreased level of activity and was substantially associated with the decrease in salaries and benefits and commissions. The decrease in the Company's other expenses of $231,000 (9.5%) was due to decreases in all areas of operations which resulted from the implementation of various cost containment policies which were installed during 1994.

Provision for Income Taxes
- --------------------------

      During the first quarter of 1995, the Company recognized an income tax benefit of $99,000 due to alternative minimum tax credits realized. As of December 31, 1994, the Company has federal and state net operating loss carryforwards of $2,483,000 and $1,928,000, respectively. These net operating loss carryforwards were used during the first quarter of 1995 to offset any federal and state taxable income that were created by the Company's first quarter profits. Although Management anticipates future earnings, the future tax benefit of net operating losses are not assured of realization and therefore are not recorded by the Company.

Cash and Cash Equivalents
- -------------------------

      As of March 31, 1995, cash and cash equivalents decreased $4.9 million from December 31, 1994 balances primarily due to a decrease of deposits of $9.3 million and an increase of loans of $3.2 million. These elements were partially offset by a decrease of investment securities and an increase in short term borrowings.

                          Part II - Other Information
                          ---------------------------
                                 March 31, 1995


Item 1.     Legal Proceedings.

      There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their respective subsidiaries are subject, other than ordinary routine litigation incidental to the Bank's business. While claims of a substantial dollar amount have been asserted against the Bank in one judicial foreclosure proceeding currently set for trial in May 1995, the Bank does not believe the claims are meritorious or the damages, if any, will be material. Accordingly, the outcome of litigation brought against the Bank is not expected to be material to the Company or its operations or properties.


Item 2.     Changes in Securities.

Not applicable.


Item 3.     Defaults Upon Senior Securities.

Not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.


Item 5.     Other Information.


Item 6.     Exhibits and Reports on Form 8-KSB.

    (a)     Exhibits Filed.
            Exhibit 27 Financial Data Schedule.

    (b) Reports on Form 8-KSB. During the first quarter of 1995, the Company filed a report on form 8-KSB in response to Item 1, Change in Control of Registrant. This report was filed on February 21, 1995 and discussed a sale of common stock and options to purchase additional common stock by the Company's majority shareholder to a group of six individuals including the Bank's President.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


PNB Financial Group





Date:   May 2, 1995                        By:  /s/ Bernard E. Schneider
      ----------------------               -------------------------------------
                                           Bernard E. Schneider
                                           President and Chief Executive Officer



Date:   May 5, 1995                        By:  /s/ Doug L. Heller
      ----------------------               -------------------------------------
                                           Doug L. Heller
                                           Chief Financial Officer