Form 10QSB
period 1995-06-30
PNB FINANCIAL GROUP
filed 1995-08-08
CIK 704693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------
                                  Form 10-QSB
 (Mark One)

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES ACT OF 1934
            For the transition period from __________ to ___________

                          Commission file No. 2-78580
                          ---------------------------

                             PNB FINANCIAL GROUP
            ------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


          California                                   95-3847640
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Reorganization)


                              4665 MacArthur Court
                        Newport Beach, California 92660
                        -------------------------------
                    (Address of Principal Executive Offices)


                                   (714) 851-1033
              --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                 ------     ------

      The number of shares of Registrant's common stock outstanding at August 4, 1995 was 2,186,933.


                    THIS REPORT INCLUDES A TOTAL OF 19 PAGES
================================================================================

                              PNB FINANCIAL GROUP
                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1995

                                                                        PAGE
                                                                        NUMBER
                                                                        ------
PART I  FINANCIAL INFORMATION

 ITEM 1.    Financial Statement

            Condensed Consolidated Balance Sheets (unaudited) -            3
            June 30, 1995 and December 31, 1994

            Condensed Consolidated Statements of Operations                4
            (unaudited) - Six Months ended June 30, 1995 and 1994

            Condensed Consolidated Statements of Operations                5
            (unaudited) - Three Months ended June 30, 1995 and 1994

            Consolidated Statements of Cash Flows (unaudited) - Six        6
            Months ended June 30, 1995 and 1994

            Notes to Condensed Consolidated Financial Statements           7

 ITEM 2.    Management's Discussion and Analysis of Financial           8-17
            Condition and Results of Operations


PART II  OTHER INFORMATION

 ITEM 1.    Legal Proceedings                                             18

 ITEM 2.    Changes in Securities                                         18

 ITEM 3.    Defaults upon Senior Securities                               18

 ITEM 4.    Submission of Matters to a Vote of Securities Holders         18

 ITEM 5.    Other Information                                             18

 ITEM 6.    Exhibits and Reports on Form 8-KSB                            18

            Signatures of Registrants                                     19

                              PNB FINANCIAL GROUP
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                    June 30, 1995     December 31, 1994
                                                   --------------    ------------------
Assets
------
Cash and due from banks                             $  8,565,000         $  9,836,000
Investment securities                                 14,881,000           19,129,000
Federal funds sold                                             -            3,000,000
Mortgage loans held for sale                          28,606,000           12,448,000

Loans                                                111,192,000          104,926,000

  Less allowance for possible loan losses             (2,693,000)          (2,727,000)
                                                    ------------         ------------
           Net loans                                 108,499,000          102,199,000

Premises and equipment, net                            1,473,000            1,735,000
Other assets                                           4,576,000            7,238,000
                                                    ------------         ------------
           Total assets                             $166,600,000         $155,585,000
                                                    ============         ============

Liabilities and Shareholders' Equity
------------------------------------
Deposits                                            $151,272,000         $142,459,000
Other liabilities                                      1,561,000              869,000
                                                    ------------         ------------
           Total liabilities                         152,833,000          143,328,000

Shareholders' equity:

   Preferred stock, no par value 10,000,000
   shares authorized; none issued                              -                    -

   Common stock, no par value, 20,000,000
   shares authorized; 2,186,933
   shares issued and outstanding at
   June 30, 1995 and December 31, 1994                16,129,000           16,129,000
   Accumulated deficit                               ( 2,112,000)         ( 2,863,000)
   Net unrealized loss on investment
    securities available for sale                    (   250,000)         ( 1,009,000)
                                                    ------------         ------------
           Total shareholders' equity                 13,767,000           12,257,000
                                                    ------------         ------------

           Total liabilities and
            shareholders' equity                    $166,600,000         $155,585,000
                                                    ============         ============

                                    See accompanying notes

                              PNB FINANCIAL GROUP
                Condensed Consolidated Statements of Operations
                    Six Months Ended June 30, 1995 and 1994
                                  (unaudited)

                                                                          1995           1994
                                                                       -----------   -------------
Interest income:
   Loans, including fees                                               $5,703,000     $ 4,740,000
   Investment securities                                                  437,000         537,000
   Federal funds sold                                                      59,000         186,000
   Deposits with banks                                                          -          24,000
                                                                       ----------     -----------

   Total interest income                                                6,199,000       5,487,000

Interest expense                                                        1,568,000       1,325,000
                                                                       ----------     -----------

   Net interest income                                                  4,631,000       4,162,000

Provision for possible loan losses                                        463,000         462,000
                                                                       ----------     -----------

   Net interest income after provision for possible loan losses         4,168,000       3,700,000

Other income:
   Commissions and other revenue from mortgage banking operations       1,939,000       2,179,000
   Service charges, fees and other                                        424,000         332,000
                                                                       ----------     -----------

   Total other income                                                   2,363,000       2,511,000

Other expenses:
   Mortgage banking operations                                          1,581,000       2,432,000
   Salaries & employee benefits                                         1,825,000       1,827,000
   Occupancy                                                              836,000         952,000
   Other                                                                1,638,000       2,034,000
                                                                       ----------     -----------

   Total other expense                                                  5,880,000       7,245,000

Income (loss) before income taxes                                         651,000      (1,034,000)

Benefit for income taxes                                                 ( 99,000)              -
                                                                       ----------     -----------

Net income (loss)                                                      $  750,000     $(1,034,000)
                                                                       ==========     ===========

Net income (loss) per share                                            $      .34     $      (.47)
                                                                       ==========     ===========

Weighted average number of shares                                       2,207,783       2,189,292


                            See accompanying notes

                              PNB FINANCIAL GROUP
                Condensed Consolidated Statements of Operations
                   Three Months Ended June 30, 1995 and 1994
                                  (unaudited)

                                                                          1995          1994
                                                                       ----------   ------------
Interest income:
   Loans, including fees                                               $2,967,000    $2,251,000
   Investment securities                                                  189,000       388,000
   Federal funds sold                                                      19,000        84,000
   Deposits with banks                                                          -        15,000
                                                                       ----------    ----------

   Total interest income                                                3,175,000     2,738,000

Interest expense                                                          864,000       663,000
                                                                       ----------    ----------

   Net interest income                                                  2,311,000     2,075,000

Provision for possible loan losses                                        235,000       231,000
                                                                       ----------    ----------

   Net interest income after provision for possible loan losses         2,076,000     1,844,000

Other income:
   Commissions and other revenue from mortgage banking operations       1,248,000       694,000
   Service charges, fees and other                                        242,000       144,000
                                                                       ----------    ----------

   Total other income                                                   1,490,000       838,000

Other expenses:
   Mortgage banking operations                                            933,000     1,072,000
   Salaries & employee benefits                                           890,000       913,000
   Occupancy                                                              407,000       483,000
   Other                                                                  804,000       988,000
                                                                       ----------    ----------

   Total other expense                                                  3,034,000     3,456,000

Income (loss) before income taxes                                         532,000    (  774,000)

Provision for income taxes                                                      -             -
                                                                       ----------    ----------

Net income (loss)                                                      $  532,000    (  774,000)
                                                                       ==========    ==========

Net income (loss) per share                                            $      .24    $     (.35)
                                                                       ==========    ==========

Weighted average number of shares                                       2,217,199     2,189,195


                             See accompanying notes

                              PNB FINANCIAL GROUP
                Condensed Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1995 and 1994
                                  (unaudited)

                                                                     1995            1994
                                                                 -------------   -------------

Net cash provided by (used in) operating activities              $(13,986,000)   $ 19,074,000

Cash flows from investing activities:
   Net change in loans                                             (6,686,000)      3,327,000
   Net change in investment securities                              4,894,000     (18,985,000)
   Other                                                            2,694,000         836,000
                                                                 ------------    ------------
        Net cash provided by (used in) investing activities           902,000     (14,822,000)

Cash flows from financing activities:
   Net change in deposits                                           8,813,000       1,663,000
   Payments for repurchase of common stock                                  -          (2,000)
                                                                 ------------    ------------
        Net cash provided by financing activities                   8,813,000       1,665,000
                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents               (4,271,000)      2,587,000

Cash and cash equivalents at beginning of period                   12,836,000      23,630,000
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $  8,565,000    $ 26,217,000
                                                                 ============    ============

                             See accompanying notes

                              PNB FINANCIAL GROUP
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1995
                                  (unaudited)

   1. Basis of Presentation
      ---------------------

      The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiaries, Pacific National Bank (the "Bank") and Merchant Overseas Financial Group ("MOFG") (collectively, the "Company"). In June 1993, all operating activities of MOFG were suspended. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Company at June 30, 1995, and the consolidated results of operations and statements of cash flows for the six and three month periods ended June 30, 1995 and June 30, 1994. Results for the six and three months ended June 30, 1995 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

   2. Consolidated Statement of Cash Flows
      ------------------------------------

      For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash on hand, cash due from banks, interest-bearing deposits in other banks and federal funds sold.

   3. Reclassifications
      -----------------

      Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

                              PNB FINANCIAL GROUP
                              -------------------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1995

Item 2.
-------


Summary
-------

      The Company reported net income of $750,000 for the six months ended June 30, 1995 compared to a net loss of $1,034,000 for the same period in 1994. For the three months ended June 30, 1995 the Company reported a net income of $532,000 compared to a net loss of $774,000 for the same period in 1994. The second quarter's income is the highest quarterly net income reported by the Company since its inception in 1982. The increase in earnings was primarily a result of an increase in profits in the Bank's residential mortgage division along with an increase in the net interest margin and a substantial decrease in other expenses. The increased profits from the mortgage division is a result of increased volume during the second quarter of 1995 compared with the second quarter of 1994, along with a significant decrease in operating expenses. The increase in net interest margin was primarily a result of the substantial increase in interest rates on loans due to the increase of prime during the past year.

      As of June 30, 1995, the Company had total assets of $166.6 million, total loans of $111.2 million and total deposits of $151.3 million, as compared to total assets of $155.6 million, total loans of $104.9 million and total deposits of $142.4 million as of December 31, 1994. Average deposits for the first six months of 1995 were $137.7 million as compared to an average deposit level of $160.5 million during the first six months of 1994. The decrease in total deposits is primarily due to a reduced level of deposits from the Bank's title and escrow customers. An increased marketing effort for new loans has resulted in a net increase in loans of $8.8 million (8.6%) since June 30, 1994.

      The following section sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities, and shareholders' equity for the six month period ended June 30, 1995 as compared to the same period in 1994. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.



                            (Continued on next page)

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1995

                                                                           1995            1994
                                                                      --------------   ------------
Assets
------
Cash and due from banks                                                $  9,261,000    $ 13,775,000
Interest-bearing deposits in other banks                                          -       1,192,000
Investment securities                                                    17,278,000      23,549,000
Federal funds sold                                                        2,099,000      11,264,000
Mortgage loans held for sale                                             13,084,000      17,015,000
Loans                                                                   107,496,000     102,540,000
  Less allowance for possible loan losses                                (2,765,000)     (3,169,000)
                                                                       ------------    ------------
   Net loans                                                            104,731,000      99,371,000

Premises and equipment, net                                               1,608,000       2,052,000
Other assets                                                              4,801,000       7,539,000
                                                                       ------------    ------------
   Total assets                                                        $152,862,000    $175,757,000
                                                                       ============    ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits:
 Noninterest-bearing                                                   $ 48,607,000    $ 68,248,000
 Interest-bearing                                                        89,187,000      92,229,000
Short-term borrowings                                                       975,000         172,000
Other liabilities                                                         1,011,000       1,376,000
                                                                       ------------    ------------

   Total liabilities                                                    139,780,000     162,025,000

Shareholders' equity:
 Capital stock                                                           16,129,000      16,138,000
 Accumulated deficit                                                     (2,534,000)     (1,992,000)
 Net unrealized loss on investment securities available for sale           (513,000)       (414,000)
                                                                       ------------    ------------
   Total shareholders' equity                                            13,082,000      13,732,000
Total liabilities and shareholders' equity                             $152,862,000    $175,757,000
                                                                       ============    ============

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1995

   Capital Resources
   -----------------

      The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of June 30, 1995 are set forth below.

                    CAPITAL REQUIREMENTS AS OF JUNE 30, 1995

                                                Pacific       PNB
                                Regulatory     National    Financial
                               Requirements      Bank        Group
                               -------------   ---------   ----------

   Leverage Capital Ratio               4.0%        7.5%         9.1%

   Risk Based Capital:
      Tier 1 Capital                    4.0%        9.3%        11.3%
      Tier 2 Capital                    8.0%       10.6%        12.5%

Liquidity
---------

      Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances and short-term loan portfolio as well as its ability to raise capital by selling additional shares of common stock. As of June 30, 1995, the Bank Holding Company has cash balances of approximately $675,000. These liquid assets, along with cash generated from its loan portfolio, will easily support its 1995 operating requirements.

      Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, investment securities and a portion of its mortgage loans held for sale. During the second quarter of 1995, the Bank's average liquid assets as a percentage of average assets equaled 18.3% compared to 30.5% during the second quarter of 1994. The Bank's average loan to deposit ratio during the second quarter of 1995 was 77.5% compared to an average loan to deposit ratio of 62.4% for the second quarter of 1994 and a loan to deposit ratio 72.5% at December 31, 1994. The change in these liquidity ratios is primarily the result of a decrease in the average deposit level of the Bank, and partially a result of an increase in loans. A portion of the Bank's deposits consist of deposits maintained by title insurance companies and escrow companies. During the second quarter of 1995, the average deposits from escrow and title companies were $14.7 million or approximately 10.6% of total average deposits. This is compared to total title and escrow deposits of $37.6 million in the second quarter of 1994 or 23.3% of total average deposits. The decrease in these deposits occurred during the first quarter of 1995 is a result of the general decrease in real estate activity in Southern California along with the reduction of one large depositor's balances. Currently, no title or escrow customer accounts for over 3% of the Bank's total deposits.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1995

      To cushion against unanticipated fluctuations in its liquidity position, the Bank has secured secondary lines of credit with its correspondent bank and the Federal Reserve Bank of approximately $12,000,000 as of June 30, 1995. These lines of credit are collateralized by a portion of the Bank's investment portfolio and its installment loan portfolio. Additionally, the majority of the Bank's mortgage loans held for sale, while not considered a primary source of liquidity, can significantly aid in the Bank's ability to meet its liquidity requirements.

                    Results of Operations for the Six Months
                     Ended June 30, 1995 and June 30, 1994
                     -------------------------------------

Total interest and loan fee income
----------------------------------

      Total interest and loan fee income increased $712,000 (13%) between the periods presented primarily due to the increase in interest rates for loans and other interest earning assets along with an increase in the average loans outstanding. These increases were partially offset by a decrease in the average balance of mortgage loans and federal funds sold. The increase in the yield on loans and other interest earning assets is due to the Federal Reserve Board's increase in short-term interest rates and the corresponding increase in the prime rate from 6.0% to 9.0% during the past year. A significant portion of the Bank's loans are based on a variable interest rate tied to prime.

   The increase in loans outstanding caused a decrease in the volume of federal funds sold and investment securities. The decrease in the average of mortgage loans outstanding is due to reduced levels of mortgage loans outstanding during the first quarter of 1995. During the second quarter of 1995, due to increased volume of mortgage loans originated, mortgage loans held for sale increased significantly. Management anticipates this increased level of mortgage lending to continue through the next quarter. The table below sets forth the Company's rate and volume analysis for interest-earning assets for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                                          Change in interest income due to:

                                              Volume          Rate          Total
                                          --------------   -----------   ----------
   Loans                                      $ 230,000     $  801,000   $1,031,000
   Mortgage loans held for sale                (155,000)        85,000      (70,000)
   Investment securities                       (151,000)        51,000     (100,000)
   Deposits in other banks                      (23,000)             -      (23,000)
   Federal funds sold                          (205,000)        78,000     (127,000)
                                              ---------     ----------   ----------

        Total                                 $(304,000)    $1,015,000   $  711,000
                                              =========     ==========   ----------

   Change in loan fees                                                        1,000
                                                                         ----------

        Total change in interest and
         loan fee income                                                 $  712,000
                                                                         ==========

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1995

Total interest expense
----------------------

      Total interest expense increased $243,000 (18.3%) between the periods presented due to an increase in the interest rates of interest-bearing deposits, which was partially offset by reduced volume of interest bearing deposits. The increase in the interest rates on deposits was caused by competitive forces and the market's reaction to the increase in short-term interest rates. The decrease in deposit volume was primarily due to a decrease of interest-bearing demand deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the six months ended June 30, 1995 as compared to the corresponding period ended June 30, 1994.

                                          Change in interest expense due to:

                                                Volume          Rate        Total
                                              ---------       --------    ---------

  Short-term borrowings                       $  12,000       $ 17,000     $ 29,000
  Savings deposits                                1,000              -        1,000
  Time deposits                                 (10,000)       199,000      189,000
  Interest-bearing demand deposits              (33,000)        57,000       24,000
                                              ---------       --------    ---------
   Total                                      $( 29,000)      $272,000     $243,000
                                              =========       ========    =========

Allowance for possible loan losses
----------------------------------

    An analysis of the allowance for possible loan losses is summarized as follows:

                                                           Six Months Ended June 30
                                                          -------------------------
                                                             1995           1994
                                                          ----------    -----------
Balance at beginning of period                            $2,727,000    $ 3,473,000

Charge-offs                                                 (539,000)    (1,145,000)
Recoveries                                                    42,000        415,000
                                                          ----------    -----------
 Net charge-offs                                            (497,000)      (730,000)
Contribution to allowance for possible loan losses           463,000        462,000
                                                          ----------    -----------
Balance at end of period                                  $2,693,000    $ 3,205,000
                                                          ==========    ===========

Allowance as a percentage of total loans                         2.4%           3.1%

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1995

       The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of June 30, 1995 and 1994 as well as December 31, 1994. The troubled debt restructurings are included in the loans accounted for on a nonaccrual basis.

                                                           June 30, 1995   Dec. 31, 1994   June 30, 1994
                                                           -------------   -------------   -------------
Loans accounted for on a nonaccrual basis                    $ 6,226,000     $ 3,136,000     $ 5,292,000

Accruing loans contractually past due 90 days or more            871,000         826,000       2,523,000

Total classified loans                                        14,990,000      11,968,000      18,482,000

Other real estate owned                                        1,806,000       4,522,000       5,145,000

   Troubled debt restructurings                                2,275,000               -               -

      The Company's contribution to the provision for possible loan losses was $463,000 for the first six months of 1995 compared to $462,000 during the same period in 1994. This contribution resulted in an allowance of 2.4% of total outstanding loans at June 30, 1995, compared to 3.1% at June 30, 1994. The allowance is a result of management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and management's analysis of current market conditions. Management believes that the allowance at June 30, 1995 is adequate to absorb the inherent risks in the Company's loan portfolio.

      The decline in the allowance for possible loan losses is due to improving trends in asset quality. Classified loans are those that have some identified weaknesses as determined by management that may jeopardize the orderly collection of the debt in the future. Classified loans fell from $18.5 million or 18% of total loans at June 30, 1994 to $15 million or 13.5% of total loans at June 30, 1995. Nonperforming assets (nonaccrual loans and other real estate owned) fell from $10.4 million or 5.8% of total assets at June 30, 1994, to $8 million or 4.8% of total assets at June 30, 1995. Due to the stabilization of the Southern California economy, together with management's efforts, the Company anticipates the reduction of classified assets to continue.

Other Income
------------

      Other income decreased $148,000 (5.9%) between the periods presented. The reduction was due to reduced revenue generated from the Bank's residential mortgage division. The reduced revenue from the mortgage division was due to reduced volume in the first quarter of 1995 compared to the first quarter of 1994. The reduction in first quarter revenues was partially offset with an increase in revenue during the second quarter of 1995 compared to the second quarter of 1994. During the first six months of 1995, gross revenue from the mortgage division was $1,939,000 compared to $2,179,000 in the corresponding period

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1995

in 1994. The decrease in the mortgage division's gross revenue was offset by decreased expenses of this division, which resulted in the division posting a pretax income, before administration allocation, of $369,000 during the first six months of 1995, compared to a loss of $283,000 during the same period in 1994. Management believes that the mortgage division should remain profitable throughout the remainder of 1995.

      The decrease in the mortgage division's revenue was partially offset with an increase in other fees and service charges. This increase was primarily due to increased income from the Bank's SBA Department. During the first six months of 1995, the sale of SBA loans generated $167,000 of recognized sales premiums compared to $87,000 during the same period in 1994.

Other Expenses
--------------

      Other expenses decreased $1,365,000 (18.8%) between the periods presented. The Bank's residential mortgage division's expenses decreased $851,000 (35%), while expenses relating to other areas of the Company decreased $514,000 (10.7%). The decrease in the mortgage division's expenses was substantially associated with the decrease in salaries,benefits and commissions. These reductions were achieved by the more efficient utilization of personnel. The decrease in expenses of $514,000 relating to other areas of the Company was due to decreases in all areas of operations which resulted from the implementation of various cost containment policies which were installed during 1994. The largest decrease in other expenses occurred in other real estate owned expenses which declined $159,000 due to the reduced levels of other real estate owned.

Provision for Income Taxes
--------------------------

      During the first six months of 1995, the Company recognized an income tax benefit of $99,000 due to alternative minimum tax credits realized. As of December 31, 1994, the Company has federal and state net operating loss carryforwards of $2,483,000 and $1,928,000, respectively. These net operating loss carryforwards were used during the first six months of 1995 to offset any federal and state taxable income that were created by the Company's first and second quarters profits. Although management anticipates future earnings, the future tax benefit of net operating losses are not assured of realization and therefore are not recorded by the Company.

Cash and Cash Equivalents
-------------------------

      As of June 30, 1995, cash and cash equivalents decreased $4.3 million from December 31, 1994 balances primarily due to a decrease of deposits of $8.8 million and an increase of loans of $6.7 million. These elements were partially offset by a decrease of investment securities of $4.9 million.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1995

                  Results of Operations for the Three Months
                     Ended June 30, 1995 and June 30, 1994
                     -------------------------------------

Total interest and loan fee income
----------------------------------

      Total interest and loan fee income increased $437,000 (16%) between the periods presented primarily due to the increase in interest rates and volume for loans and mortgage loans. These increases were partially offset by a decreased volume of investment securities and federal funds sold. The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

                                          Change in interest income due to:

                                              Volume          Rate        Total
                                          --------------   ----------   ----------

   Loans                                      $ 189,000     $377,000    $ 566,000
   Mortgage loans held for sale                 111,000       52,000      163,000
   Investment securities                       (180,000)     (18,000)    (198,000)
   Deposits in other banks                       (8,000)      (8,000)     (16,000)
   Federal funds sold                           (93,000)      28,000      (65,000)
                                              ---------     --------    ---------

        Total                                 $  19,000     $431,000    $ 450,000
                                              =========     ========    ---------

   Change in loan fees                                                    (13,000)
                                                                        ---------
         Total change in interest and
          loan fee income                                               $ 437,000
                                                                        =========

Total interest expense
----------------------

      Total interest expense increased $201,000 (30.3%) between the periods presented due to an increase in the interest rates of interest-bearing deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended June 30, 1995 as compared to the corresponding period ended June 30, 1994.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1995


                                          Change in interest expense due to:

                                                           Volume         Rate        Total
                                                          --------      --------     --------

  Short-term borrowings                                   $ 12,000      $ 14,000     $ 26,000
  Savings deposits                                          (4,000)        2,000       (2,000)
  Time deposits                                             38,000       136,000      174,000
  Interest-bearing demand deposits                         (32,000)       35,000        3,000
                                                          --------      --------     --------

   Total                                                  $ 14,000      $187,000     $201,000
                                                          ========      ========     ========

Allowance for possible loan losses
----------------------------------

    An analysis of the allowance for possible loan losses is summarized as follows:

                                                            Three Months Ended June 30
                                                            --------------------------
                                                               1995           1994
                                                            -----------    -----------
Balance at beginning of period                               $2,740,000     $3,151,000

Charge-offs                                                    (315,000)      (361,000)
Recoveries                                                       33,000        184,000
                                                             ----------     ----------

 Net charge-offs                                               (282,000)      (177,000)
Contribution to allowance for possible loan losses              235,000        231,000
                                                             ----------     ----------

Balance at end of period                                     $2,693,000     $3,205,000
                                                             ==========     ==========

Allowance as a percentage of total loans                            2.4%           3.1%

Other Income
------------

     Other income increased $652,000 (77.8%) between the periods presented. The increase was due to increased revenue generated from the Bank's residential mortgage division. The increased revenue from the mortgage division was due to the more efficient, streamlined operations, and an improved level of customer service, along with reduced competition. During the second quarter of 1995, gross revenue from the mortgage division was $1,248,000 compared to $694,000 in the corresponding period in 1994. The increase in the mortgage division's gross revenue together with the decrease in expenses of this division, resulted in

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1995

the division posting a pretax income, before administration allocation, of $299,000 during the second quarter of 1995, compared to a loss of $401,000 during the same period in 1994. The loss during the second quarter of 1994 resulted from the rapid decline of mortgage loan demand which was due to the increase in the interest rates charged on mortgage loans.

Other Expenses
--------------

     Other expenses decreased $422,000 (12.2%) between the periods presented. The Bank's residential mortgage division's expenses decreased $139,000 (13%), while expenses relating to other areas of the Company decreased $283,000 (11.9%). The decrease in the mortgage division's expenses was primarily due to decreases in salaries and benefits. The decrease in expenses of $283,000 relating to other areas of the Company, was due to decreases in all areas of operations.

Provision for Income Taxes
--------------------------

     Due to the utilization of federal and state net operating loss carryforwards, during the second quarter of 1995, the Company did not recognize an income tax provision. These net operating loss carryforwards were used during the second quarter of 1995 to offset any federal and state taxable income that were created by the Company's profits.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1995

                          PART II - OTHER INFORMATION
                          ---------------------------

                                 JUNE 30, 1995


Item 1.  Legal Proceedings.
-------  ------------------

        There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their respective subsidiaries are subject, other than ordinary routine litigation incidental to the Bank's business. While claims of a substantial dollar amount have been asserted against the Bank in one judicial foreclosure proceeding which, due to events beyond the Company's control, has been postponed twice by the court and is currently set for trial in November 1995, the Bank does not believe the claims are meritorious or the damages, if any, will be material. Accordingly, the outcome of litigation brought against the Bank is not expected to be material to the Company or its operations or properties.


Item 2.  Changes in Securities.
-------  ----------------------

Not applicable.


Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

Not applicable.


Item 5.  Other Information.
-------  ------------------


Item 6.  Exhibits and Reports on Form 8-KSB.
-------  ----------------------------------

    (a)  Exhibits Filed - none required.
         --------------

    (b)  Reports on Form 8-KSB.  During the second quarter of 1995, the Company
         ---------------------
         did not file a report on form 8-KSB.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


PNB Financial Group



Date: August 4, 1995                  By: /s/ Allen C. Barbieri
      ----------------------          ----------------------------------
                                      Allen C. Barbieri
                                      Chief Operating Officer



Date: August 4, 1995                  By: /s/ Doug L. Heller
      ----------------------          ----------------------------------
                                      Doug L. Heller
                                      Chief Financial Officer