Form 10QSB
period 1995-09-30
PNB FINANCIAL GROUP
filed 1995-11-08
CIK 704693

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------
                                  Form 10-QSB
 (Mark One)

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934
            For the transition period from __________ to ___________


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


                             4665 MacArthur Court
                        Newport Beach, California 92660
                   ----------------------------------------
                   (Address of Principal Executive Offices)


                                (714) 851-1033
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ---       ---

The number of shares of Registrant's common stock outstanding at October 4, 1995 was 2,186,933.


                    THIS REPORT INCLUDES A TOTAL OF 19 PAGES


================================================================================

                              PNB FINANCIAL GROUP
                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



PART I     FINANCIAL INFORMATION                                              PAGE
                                                                            NUMBER
                                                                            ------
   ITEM 1.  Financial Statement

            Condensed Consolidated Balance Sheets (unaudited) -                  3
            September 30, 1995 and December 31, 1994

            Condensed Consolidated Statements of Operations                      4
            (unaudited) - Nine Months ended September 30, 1995 and 1994

            Condensed Consolidated Statements of Operations                      5
            (unaudited) - Three Months ended September 30, 1995 and 1994

            Condensed Consolidated Statements of Cash Flows (unaudited) -        6
            Nine Months ended September 30, 1995 and 1994

            Notes to Condensed Consolidated Financial Statements                 7

   ITEM 2.  Management's Discussion and Analysis of Financial                 8-17
            Condition and Results of Operations


PART II    OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                                   18

   ITEM 2.  Changes in Securities                                               18

   ITEM 3.  Defaults upon Senior Securities                                     18

   ITEM 4.  Submission of Matters to a Vote of Securities Holders               18

   ITEM 5.  Other Information                                                   18

   ITEM 6.  Exhibits and Reports on Form 8-KSB                                  18

            Signatures of Registrants                                           19

                              PNB FINANCIAL GROUP
                     Condensed Consolidated Balance Sheets
                                  (unaudited)


                                                                   September 30, 1995    December 31, 1994
                                                                   ------------------    -----------------
Assets
------

Cash and due from banks                                                 $ 10,497,000        $  9,836,000
Investment securities                                                     11,729,000          19,129,000
Federal funds sold                                                         2,200,000           3,000,000
Mortgage loans held for sale                                              30,988,000          12,448,000

Loans                                                                    109,307,000         104,926,000

  Less allowance for possible loan losses                                 (2,484,000)         (2,727,000)
                                                                        ------------        ------------

           Net loans                                                     106,823,000         102,199,000

Premises and equipment, net                                                1,350,000           1,735,000
Other assets                                                               3,857,000           7,238,000
                                                                        ------------        ------------

           Total assets                                                 $167,444,000        $155,585,000
                                                                        ============        ============


Liabilities and Shareholders' Equity
------------------------------------

Deposits                                                                $150,802,000        $142,459,000
Other liabilities                                                          2,089,000             869,000
                                                                        ------------        ------------

           Total liabilities                                             152,891,000         143,328,000

Shareholders' equity:

   Preferred stock, no par value 10,000,000
   shares authorized; none issued                                                  -                   -

   Common stock, no par value, 20,000,000
   shares authorized; 2,186,933
   shares issued and outstanding at
   September 30, 1995 and December 31, 1994                               16,129,000          16,129,000
   Accumulated deficit                                                    (1,385,000)         (2,863,000)
   Net unrealized loss on investment securities available for sale          (191,000)         (1,009,000)
                                                                        ------------        ------------

           Total shareholders' equity                                     14,553,000          12,257,000
                                                                        ------------        ------------

           Total liabilities and shareholders' equity                   $167,444,000        $155,585,000
                                                                        ============        ============


                            See accompanying notes

                              PNB FINANCIAL GROUP
                Condensed Consolidated Statements of Operations
                 Nine  Months Ended September 30, 1995 and 1994
                                  (unaudited)

                                                                           1995           1994
                                                                       ------------   -------------
Interest income:
   Loans, including fees                                                $8,883,000     $ 7,282,000
   Investment securities                                                   617,000         905,000
   Federal funds sold                                                       88,000         246,000
   Deposits with banks                                                           -          36,000
                                                                        ----------     -----------

   Total interest income                                                 9,588,000       8,469,000

Interest expense                                                         2,491,000       1,992,000
                                                                        ----------     -----------

   Net interest income                                                   7,097,000       6,477,000

Provision for possible loan losses                                         953,000         693,000
                                                                        ----------     -----------

   Net interest income after provision for possible loan losses          6,144,000       5,784,000

Other income:
   Commissions and other revenue from mortgage banking operations        3,725,000       2,726,000
   Service charges, fees and other                                         629,000         548,000
                                                                        ----------     -----------

   Total other income                                                    4,354,000       3,274,000

Other expenses:
   Mortgage banking operations                                           2,801,000       3,298,000
   Salaries & employee benefits                                          2,710,000       2,696,000
   Occupancy                                                             1,243,000       1,337,000
   Other                                                                 2,365,000       3,006,000
                                                                        ----------     -----------

   Total other expense                                                   9,119,000      10,337,000

Income (loss) before income taxes                                        1,379,000      (1,279,000)

Benefit for income taxes                                                   (99,000)              -
                                                                        ----------     -----------

Net income (loss)                                                       $1,478,000     $(1,279,000)
                                                                        ==========     ===========

Net income (loss) per share                                             $      .66     $      (.58)
                                                                        ==========     ===========

Weighted average number of shares                                        2,239,394       2,188,755




                             See accompanying notes

                              PNB FINANCIAL GROUP
                Condensed Consolidated Statements of Operations
                 Three Months Ended September 30, 1995 and 1994
                                  (unaudited)

                                                                          1995          1994
                                                                       ----------   ------------
Interest income:
   Loans, including fees                                               $3,180,000    $2,542,000
   Investment securities                                                  180,000       368,000
   Federal funds sold                                                      29,000        60,000
   Deposits with banks                                                          -        13,000
                                                                       ----------    ----------

   Total interest income                                                3,389,000     2,983,000

Interest expense                                                          923,000       667,000
                                                                       ----------    ----------

   Net interest income                                                  2,466,000     2,316,000

Provision for possible loan losses                                        490,000       231,000
                                                                       ----------    ----------

   Net interest income after provision for possible loan losses         1,976,000     2,085,000

Other income:
   Commissions and other revenue from mortgage banking operations       1,786,000       547,000
   Service charges, fees and other                                        205,000       216,000
                                                                       ----------    ----------

   Total other income                                                   1,991,000       763,000

Other expenses:
   Mortgage banking operations                                          1,220,000       866,000
   Salaries & employee benefits                                           885,000       869,000
   Occupancy                                                              407,000       385,000
   Other                                                                  727,000       972,000
                                                                       ----------    ----------

   Total other expense                                                  3,239,000     3,092,000

Income (loss) before income taxes                                         728,000      (244,000)

Provision for income taxes                                                      -             -
                                                                       ----------    ----------

Net income (loss)                                                      $  728,000    $ (244,000)
                                                                       ==========    ==========

Net income (loss) per share                                            $      .32    $     (.11)
                                                                       ==========    ==========

Weighted average number of shares                                       2,249,483     2,187,716




                             See accompanying notes

                              PNB FINANCIAL GROUP
                Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1995 and 1994
                                  (unaudited)


                                                                     1995            1994
                                                                 -------------   -------------

Net cash provided by (used in) operating activities              $(13,804,000)   $ 21,897,000

Cash flows from investing activities:
   Net change in loans                                             (5,467,000)      2,676,000
   Net change in investment securities                              8,168,000     (13,820,000)
   Other                                                            2,621,000       1,071,000
                                                                 ------------    ------------
        Net cash provided by (used in) investing activities         5,322,000     (10,073,000)

Cash flows from financing activities:
   Net change in deposits                                           8,343,000     (13,671,000)
   Payments for repurchase of common stock                                  -         (10,000)
                                                                 ------------    ------------
        Net cash provided by (used in) financing activities         8,343,000     (13,681,000)
                                                                 ------------    ------------

Net decrease in cash and cash equivalents                            (139,000)     (1,857,000)

Cash and cash equivalents at beginning of period                   12,836,000      23,630,000
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $ 12,697,000    $ 21,773,000
                                                                 ============    ============




                             See accompanying notes

                              PNB FINANCIAL GROUP
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1995
                                  (unaudited)

1. Basis of Presentation
   ---------------------

      The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiaries, Pacific National Bank (the "Bank") and Merchant Overseas Financial Group ("MOFG") (collectively, the "Company"). In June 1993, all operating activities of MOFG were suspended. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary to present fairly the consolidated financial position of the Company at September 30, 1995, and the consolidated results of operations and statements of cash flows for the nine and three month periods ended September 30, 1995 and September 30, 1994. Results for the nine and three months ended September 30, 1995 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

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

                              PNB FINANCIAL GROUP
                              -------------------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                               September 30, 1995

   Item 2.
   -------


   Summary
   -------

      The Company reported net income of $1,478,000 for the nine months ended September 30, 1995 compared to a net loss of $1,279,000 for the same period in 1994. For the three months ended September 30, 1995 the Company reported a net income of $728,000 compared to a net loss of $244,000 for the same period in 1994. The third quarter's income is the highest quarterly net income reported by the Company since its inception in 1982. The increase in earnings was primarily a result of an increase in profits in the Bank's residential mortgage division along with an increase in the net interest margin and a substantial decrease in other expenses. The increased profits from the mortgage division is a result of increased volume during the second and third quarter of 1995 compared with the second and third quarter of 1994, along with a decrease in mortgage banking operating expenses. The increase in net interest margin was primarily a result of the substantial increase in interest rates earned on loans due to the increase of prime during the past year.

      As of September 30, 1995, the Company had total assets of $167.4 million, total loans of $109.3 million and total deposits of $150.8 million, as compared to total assets of $155.6 million, total loans of $104.9 million and total deposits of $142.5 million as of December 31, 1994. Average deposits for the first nine months of 1995 were $141.3 million as compared to an average deposit level of $158.2 million during the first nine months of 1994. The decrease in total deposits is primarily due to a reduced level of deposits from the Bank's title and escrow customers. An increased marketing effort for new loans has resulted in the increase in loans during the past year.

      The following section sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities, and shareholders' equity for the nine month period ended September 30, 1995 as compared to the same period in 1994. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.




                            (Continued on next page)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1995


                                                                            1995          1994
                                                                        ------------   -----------
Assets
------

     Cash and due from banks                                            $  9,325,000   $ 13,441,000
     Interest-bearing deposits in other banks                                      -      1,177,000
     Investment securities                                                16,262,000     25,476,000
     Federal funds sold                                                    2,077,000      9,321,000
     Mortgage loans held for sale                                         17,609,000     14,708,000

     Loans                                                               108,483,000    102,454,000
         Less allowance for possible loan losses                          (2,708,000)    (3,211,000)
                                                                        ------------   ------------
              Net loans                                                  105,775,000     99,243,000

     Premises and equipment, net                                           1,542,000      2,009,000
     Other assets                                                          4,441,000      7,363,000
                                                                        ------------   ------------
             Total assets                                               $157,031,000   $172,738,000
                                                                        ============   ============

Liabilities and Shareholders' Equity
------------------------------------

     Deposits:
         Noninterest-bearing                                            $ 49,705,000   $ 66,105,000
         Interest-bearing                                                 91,581,000     92,082,000
     Short-term borrowings                                                   961,000        114,000
     Other liabilities                                                     1,296,000      1,060,000
                                                                        ------------    -----------

             Total liabilities                                           143,543,000    159,361,000

Shareholders' equity:
        Capital stock                                                     16,129,000     16,136,000
        Accumulated deficit                                               (2,222,000)    (2,252,000)
        Net unrealized loss on investment securities available for sale     (419,000)      (507,000)
                                                                        ------------   ------------
             Total shareholders' equity                                   13,488,000     13,377,000

     Total liabilities and shareholders' equity                         $157,031,000   $172,738,000
                                                                        ============   ============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1995


Capital Resources
-----------------

      The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of September 30, 1995 are set forth below.

                 CAPITAL REQUIREMENTS AS OF SEPTEMBER 30, 1995

                                                Pacific       PNB
                                Regulatory     National    Financial
                               Requirements      Bank        Group
                               -------------   ---------   ----------

   Leverage Capital Ratio               4.0%        7.2%         8.8%

   Risk Based Capital:
      Tier 1 Capital                    4.0%        9.5%        11.9%
      Tier 2 Capital                    8.0%       10.8%        13.1%

Liquidity
---------

      Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances and short-term loan portfolio as well as its ability to raise capital by selling additional shares of common stock. As of September 30, 1995, the Bank Holding Company has cash balances of approximately $690,000. These liquid assets, along with cash generated from its loan portfolio, will easily support its operating requirements.

      Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, investment securities and a portion of its mortgage loans held for sale. During the third quarter of 1995, the Bank's average liquid assets as a percentage of average assets equaled 22.6% compared to 26.7% during the third quarter of 1994. The Bank's average loan to deposit ratio during the third quarter of 1995 was 73.4% compared to an average loan to deposit ratio of 65.4% for the third quarter of 1994 and a loan to deposit ratio 72.5% at December 31, 1994. The change in these liquidity ratios is the result of both a decrease in the average deposit levels of the Bank and an increase in loans. A portion of the Bank's deposits consist of deposits maintained by title insurance companies and escrow companies. During the third quarter of 1995, the average deposits from escrow and title companies were approximately $18.2 million or 12.2% of total average deposits. This is compared to total title and escrow deposits of approximately $32.6 million in the third quarter of 1994 or 21.2% of total average deposits. The decrease in these deposits occurred during the first quarter of 1995 is a result of the general decrease in real estate activity in Southern California along with the reduction of one large depositor's balances. Currently, no title or escrow customer accounts for over 3% of the Bank's total deposits.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1995

    To cushion against unanticipated fluctuations in its liquidity position, the Bank has secured secondary credit sources with its correspondent bank and the Federal Reserve Bank of approximately $9.7 million as of September 30, 1995. These credit facilities are collateralized by a portion of the Bank's investment portfolio and its installment loan portfolio. Additionally, the majority of the Bank's mortgage loans held for sale, while not considered a primary source of liquidity, can significantly aid in the Bank's ability to meet its liquidity requirements.

                   Results of Operations for the Nine Months
                Ended September 30, 1995 and September 30, 1994
                -----------------------------------------------

Total interest and loan fee income
----------------------------------

     Total interest and loan fee income increased $1,119,000 (13%) between the periods presented primarily due to the increase in interest rates for loans and other interest earning assets along with an increase in the average loans and mortgage loans outstanding. These increases were partially offset by a decrease in the average balance of investment securities and federal funds sold. The increase in the yield on loans and other interest earning assets is due to the Federal Reserve Board's increase in short-term interest rates and the corresponding increase in the prime rate from 6.0% to 8.75% during the past year. A significant portion of the Bank's loans are based on a variable interest rate tied to prime.

     The increase in loans and mortgage loans outstanding caused a decrease in the volume of federal funds sold and investment securities. The increase in the average of mortgage loans outstanding is due to increased levels of mortgage loans outstanding during the second and third quarters of 1995. Management anticipates this increased level of mortgage lending to continue through the next quarter. The table below sets forth the Company's rate and volume analysis for interest-earning assets for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.


                                                                       Change in interest income due to:

                                                                    Volume           Rate           Total
                                                                  ---------       ----------      ----------
Loans                                                             $ 419,000       $  936,000      $1,355,000
Mortgage loans held for sale                                        144,000          147,000         291,000
Investment securities                                              (319,000)          31,000        (288,000)
Deposits in other banks                                             (18,000)         (19,000)        (37,000)
Federal funds sold                                                 (248,000)          90,000        (158,000)
                                                                  ---------       ----------      ----------

     Total                                                        $ (22,000)      $1,185,000      $1,163,000
                                                                  =========       ==========      ==========

Change in loan fees                                                                                  (44,000)
                                                                                                  ----------

     Total change in interest and loan fee income                                                 $1,119,000
                                                                                                  ==========

                                      11

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1995

Total interest expense
----------------------

     Total interest expense increased $499,000 (25.1%) between the periods presented primarily due to an increase in the interest rates of interest-bearing deposits, and partially due to increased volume of time deposits and short-term borrowings. The increase in the interest rates on deposits was caused by competitive forces and the market's reaction to the increase in short-term interest rates. The increase in time deposit volume was primarily due to increased marketing for these deposits which was due to the decrease of title and escrow demand deposits. The increase in short-term borrowings is primarily due to the increase of mortgage loans held for sale. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the nine months ended September 30, 1995 as compared to the corresponding period ended September 30, 1994.

                                                                      Change in interest expense due to:

                                                                      Volume          Rate       Total
                                                                     --------       --------    --------
Short-term borrowings                                                $ 19,000       $ 24,000    $ 43,000
Savings deposits                                                       (4,000)             -      (4,000)
Time deposits                                                          62,000        354,000     416,000
Interest-bearing demand deposits                                      (40,000)        84,000      44,000
                                                                     --------       --------    --------

     Total                                                           $ 37,000       $462,000    $499,000
                                                                     ========       ========    ========

Allowance for possible loan losses
----------------------------------

     An analysis of the allowance for possible loan losses is summarized as follows:

                                                                        Nine Months Ended September 30
                                                                        ------------------------------
                                                                            1995               1994
                                                                        -----------        -----------
     Balance at beginning of period                                     $ 2,727,000        $ 3,473,000
     Charge-offs                                                         (1,253,000)        (1,368,000)
     Recoveries                                                              57,000            506,000
                                                                        -----------        -----------

         Net charge-offs                                                 (1,196,000)          (862,000)

     Contribution to allowance for possible loan losses                     953,000            693,000
                                                                        -----------        -----------

     Balance at end of period                                           $ 2,484,000        $ 3,304,000
                                                                        ===========        ===========

     Allowance as a percentage of total loans                                   2.3%               3.1%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1995

     The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of September 30, 1995 and 1994 as well as December 31, 1994. The troubled debt restructurings are included in the loans accounted for on a nonaccrual basis.


                                                               9/30/95      12/31/94       9/30/94
                                                           -----------   -----------   -----------

Loans accounted for on a nonaccrual basis                  $11,571,000   $ 3,136,000   $ 3,887,000

Accruing loans contractually past due 90 days or more          321,000       826,000     1,570,000

Total classified loans                                      17,148,000    11,968,000    12,404,000

Other real estate owned                                      1,553,000     4,522,000     2,639,000

Troubled debt restructurings                                 2,234,000             -             -

     The Company's contribution to the provision for possible loan losses was $953,000 for the first nine months of 1995 compared to $693,000 during the same period in 1994. This contribution resulted in an allowance of 2.3% of total outstanding loans at September 30, 1995, compared to 3.1% at September 30, 1994. The allowance is a result of management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and management's analysis of current market conditions. Management believes that the allowance at September 30, 1995 is adequate to absorb the inherent risks in the Company's loan portfolio.

     Classified loans are those that have some identified weaknesses as determined by management that may jeopardize the orderly collection of the debt in the future. Classified loans increased from $14.9 million or 13.5% of total loans at June 30, 1995 to $17.1 million or 15.6% of total loans at September 30, 1995. Nonperforming assets (nonaccrual loans and other real estate owned) increased from $8.0 million or 4.8% of total assets at June 30, 1995, to $13.1 million or 7.8% of total assets at September 30, 1995. The increase in classified loans and nonperforming assets during the third quarter of 1995 is a reversal of a trend which saw the company reduce its classified assets over the past two years. This reversal is primarily due to two borrowers whose loans total approximately $3.0 million. Management is working on reducing the nonperforming assets and anticipates a reduction over the next three quarters.

Other Income
------------

     Other income increased $1,080,000 (3.3%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage division. During the first nine months of 1995, gross revenue from the mortgage division was $3,725,000 compared to $2,726,000 in the corresponding period in 1994. The increase in the mortgage division's gross revenue resulted in the division

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1995

posting a pretax income, before administration allocation, of $771,000 during the first nine months of 1995, compared to a loss of $562,000 during the same period in 1994. Management believes that the mortgage division should remain profitable throughout the remainder of 1995.

     The increase in other income was partially due to an increase in other fees and service charges. This increase was primarily due to increased income from the Bank's SBA Department. During the first nine months of 1995, the sale of SBA loans generated $224,000 of recognized sales premiums compared to $163,000 during the same period in 1994.

Other Expenses
--------------

     Other expenses decreased $1,218,000 (11.8%) between the periods presented. The Bank's residential mortgage division's expenses decreased $497,000 (15.1%), while expenses relating to other areas of the Company decreased $721,000 (10.2%). The decrease in the mortgage division's expenses was substantially associated with the decrease in salaries and employee benefits. These reductions were achieved by the more efficient utilization of personnel. The decrease in expenses of $721,000 relating to other areas of the Company was due to decreases in all areas of operations which resulted from the implementation of various cost containment policies which were installed during 1994. The largest decrease in other expenses occurred in other real estate owned expenses which declined $189,000 due to the reduced levels of other real estate owned.

Provision for Income Taxes
--------------------------

     During the first nine months of 1995, the Company recognized an income tax benefit of $99,000 due to alternative minimum tax credits realized. As of December 31, 1994, the Company has federal and state net operating loss carryforwards of $2,483,000 and $1,928,000, respectively. These net operating loss carryforwards were used during the first nine months of 1995 to offset any federal and state taxable income that were created by the Company's 1995 profits. Although management anticipates future earnings, the future tax benefit of net operating losses are not assured of realization and therefore are not recorded by the Company.

Cash and Cash Equivalents
-------------------------

     As of September 30, 1995, cash and cash equivalents decreased $139,000 from December 31, 1994 balances primarily due to cash used in operating activities of $13.8 million and an increase of loans of $5.5 million. These elements were offset by an increase of deposits of $8.8 million and a decrease of investment securities of $8.2 million. The cash used in operating activities primarily consisted of an increase in the mortgage loans held for sale.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1995

                  Results of Operations for the Three Months
                Ended September 30, 1995 and September 30, 1994
                -----------------------------------------------

   Total interest and loan fee income
   ----------------------------------

      Total interest and loan fee income increased $406,000 (13.6%) between the periods presented primarily due to the increase in interest rates and volume for loans and mortgage loans. These increases were partially offset by a decreased volume of investment securities and federal funds sold. The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.



                                          Change in interest income due to:

                                              Volume          Rate        Total
                                          --------------   ----------   ----------

   Loans                                      $ 190,000     $133,000    $ 323,000
   Mortgage loans held for sale                 275,000       85,000      360,000
   Investment securities                       (189,000)           -     (189,000)
   Deposits in other banks                      (14,000)           -      (14,000)
   Federal funds sold                           (44,000)      10,000      (34,000)
                                              ---------     --------    ---------

        Total                                 $ 218,000     $228,000    $ 446,000
                                              =========     ========    ---------

   Change in loan fees                                       (40,000)
                                                            --------

        Total change in interest and loan fee income        $406,000
                                                            ========



   Total interest expense
   ----------------------

      Total interest expense increased $256,000 (38.4%) between the periods presented primarily due to an increase in the volume and interest rates of time deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended September 30, 1995 as compared to the corresponding period ended September 30, 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1995

                                                                  Change in interest expense due to:

                                                                   Volume      Rate        Total
                                                                   -------    -------    ---------

Short-term borrowings                                              $13,000    $     -     $ 13,000
Savings deposits                                                    (5,000)         -       (5,000)
Time deposits                                                       75,000     152,000     227,000
Interest-bearing demand deposits                                    (7,000)     28,000      21,000
                                                                   -------     -------     -------

    Total                                                          $76,000    $180,000     $256,000
                                                                   =======    ========     ========

Allowance for possible loan losses
----------------------------------

    An analysis of the allowance for possible loan losses is summarized as follows:


                                                                   Three Months Ended September 30
                                                                   -------------------------------
                                                                       1995                1994
                                                                    ----------          ----------

      Balance at beginning of period                                $2,693,000          $3,205,000

      Charge-offs                                                     (713,000)           (223,000)
      Recoveries                                                        14,000              91,000
                                                                    ----------          ----------

           Net charge-offs                                            (699,000)           (132,000)

      Contribution to allowance for possible loan losses               490,000             231,000
                                                                    ----------          ----------

      Balance at end of period                                      $2,484,000          $3,304,000
                                                                    ==========          ==========

      Allowance as a percentage of total loans                             2.3%                3.1%


Other Income
------------

     Other income increased $1,228,000 (161%) between the periods presented. The increase was due to increased revenue generated from the Bank's residential mortgage division. The increased revenue from the mortgage division was due to the more efficient, streamlined operations, and an improved level of customer service, along with reduced competition. During the third quarter of 1995, gross revenue from the mortgage division was $1,786,000 compared to $547,000 in the corresponding period in 1994. The increase in the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1995

   mortgage division's gross revenue was partially offset with an increase in expenses of this division, and resulted in the division posting a pretax income, before administration allocation, of $403,000 during the third quarter of 1995, compared to a loss of $401,000 during the same period in 1994. The loss during the second and third quarters of 1994 resulted from the rapid decline of mortgage loan demand which was due to the increase in the interest rates charged on mortgage loans.

   Other Expenses
   --------------

       Other expenses increased $147,000 (4.8%) between the periods presented. Due to the increased volume, the Bank's residential mortgage division's expenses increased $354,000 (40.8%) while expenses relating to other areas of the Company decreased $207,000 (9.3%). The increase in the mortgage division's expenses was primarily due to increases in salaries, benefits, and commissions. The decrease in expenses of $207,000 relating to other areas of the Company, was due to decreases in all areas of operations, except salaries and benefits.

   Provision for Income Taxes
   --------------------------

     Due to the utilization of federal and state net operating loss carryforwards, during the third quarter of 1995, the Company did not recognize an income tax provision. These net operating loss carryforwards were used during the third quarter of 1995 to offset any federal and state taxable income that were created by the Company's profits.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1995


                          PART II - OTHER INFORMATION
                          ---------------------------

                               SEPTEMBER 30, 1995


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

     (a)  Exhibits Filed - none required.
          --------------

     (b)  Reports on Form 8-KSB.  During the third quarter of 1995, the Company
          ---------------------
          did not file a report on form 8-KSB.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


   PNB Financial Group



   Date: November 3, 1995                  By: /s/ Allen C. Barbieri
         ---------------------------       ----------------------------------
                                           Allen C. Barbieri
                                           President and C.E.O.



   Date: November 3, 1995                 By: /s/ Doug L. Heller
         ---------------------------      ---------------------------------
                                          Doug L. Heller
                                          Chief Financial Officer