Form 10KSB
period 1995-12-31
PNB FINANCIAL GROUP
filed 1996-04-01
CIK 704693

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.                     (FEE REQUIRED)

For the fiscal year ended     December 31, 1995
                          --------------------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.                             (NO FEE REQUIRED)

For the transition period from_____________ to ________________

Commission file number   2-78580
                      -------------

                              PNB FINANCIAL GROUP
                 (Name of small business issuer in its charter)

                CALIFORNIA                               95-3847640
(State or other jurisdiction of incorporation         (I.R.S. Employer
 or organization)                                    Identification No.)

4665 MACARTHUR COURT, NEWPORT BEACH, CA.                    92660
(Address of principal executive offices)                 (Zip Code)

Issuers telephone number, including area code:   (714) 851-1033

          Securities registered  pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered  pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

Issuer's revenue for its most recent fiscal year ending December 31, 1995 is $19,445,000. The aggregate market value of the voting stock held by nonaffiliates, which excludes shares held by officers, directors, and 10% stockholders of the registrant as of March 29, 1996 was approximately $3,700,000.

The number of shares of common stock outstanding as of March 29, 1996, was 2,162,933.

Documents incorporated by reference - None.

This document contains 68 pages.  The index to exhibits appears on page 66.

================================================================================

                               TABLE OF CONTENTS

                                                                 Page(s)
                                                                 -------
PART I

  Item 1.      BUSINESS                                               3

  Item 2.      PROPERTIES                                         28-29

  Item 3.      LEGAL PROCEEDINGS                                     29

  Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                               29


PART II

  Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                           30

  Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS      30-35

  Item 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           35

  Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES                  35



PART III
  Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS                                       36

  Item 10.     EXECUTIVE COMPENSATION                             37-38

  Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                     38-39

  Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        39

  Item 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K                                39-64

 SIGNATURES                                                          65

                                     PART I

Item 1.  BUSINESS
- -----------------

  PNB Financial Group
  -------------------

  PNB Financial Group (the "Company") was organized on June 3, 1982 as a California corporation and is registered as a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the "Act"). The Company commenced business on April 29, 1983 when, pursuant to a reorganization, it acquired all of the voting stock of Pacific National Bank ("PNB" or the "Bank"). At this time, the Company's principal business is to serve as a holding company for the Bank.

  Pacific National Bank
  ---------------------

  PNB was organized as a national banking association in 1980. PNB's business consists primarily of attracting deposits from the public and using such deposits, together with capital and other funds, to make loans to individuals and small and medium-size businesses. In 1995, PNB operated four loan and depository regional offices, a mortgage loan office and two mortgage loan production offices. With the exception of one mortgage loan production office in Phoenix, Arizona, all of the offices are in the Southern California marketplace with locations in Newport Beach, Irvine Spectrum, Beverly Hills, Orange, Irvine (mortgage division office) and Riverside (mortgage loan production office). On December 31, 1995 the Bank employed 154 full time equivalent people including 20 commissioned mortgage brokers. The Bank's residential mortgage division accounted for 76 of the employees of the Bank. Several of the Bank's employees also provide services for the Company.

  PNB's lending activities are conducted primarily in the Southern California marketplace. As of December 31, 1995, PNB's loan portfolio totalled approximately $104 million of which approximately 53% consisted of commercial loans, 38% in real estate loans and the remainder in consumer loans. The Bank's revenues are derived principally from interest earned on its loan portfolio and other investments, loan fees and income derived from the origination and sale of mortgage and SBA loans. Interest on deposits, salaries, occupancy, and general and administrative costs are the Bank's major expense items.

  In August 1991, the Bank acquired certain assets and liabilities of the Beverly Hills, California branch of Unity Savings and Loan Association, F.A. ("Unity"). This purchase enabled the Bank to obtain a presence in the Beverly Hills marketplace and, at December 31, 1995, this regional office had approximately $22 million in loans and $24 million in deposits.

  In 1986, the Bank opened a residential mortgage division for the origination and sale of mortgage loans. All of the mortgage loans it originates are sold to institutional investors. These loans are funded by the Bank and generally delivered to the purchaser within twenty days after funding. The Bank does not maintain the servicing on the loans which it sells. The Bank's mortgage division operates both a wholesale and retail department. The wholesale department accounts for the majority of the loans originated. Most of the loans generated by the Bank's residential mortgage division are FHA insured or VA guaranteed loans. For additional information concerning this segment of the Company, please see footnote 8 of the Company's consolidated financial statements on page 59 of this report.

  In 1992, in order to increase its lending activities to the small business market and increase its fee income, the Bank established a Small Business Administration ("SBA") loan department. The SBA department originates loans which are underwritten within guidelines established by the Bank and the U.S. SBA program. Under this program, a portion of the loan is guaranteed by the U.S. Government's agency. The Bank typically sells the guaranteed portion of the loan into the secondary market and earns a fee from the sales. The Bank retains the remaining portion of the loan in its portfolio and continues to service the total loan. As of December 31, 1995, the Bank was servicing approximately $10.5 million of SBA loans for others. The Bank has a certified lending status with the SBA in Orange County and is presently applying for a preferred lending status. The preferred lending status gives the Bank designated underwriting from the SBA and may enable the Bank to increase its volume of SBA lending.

  The deposit services offered by the Bank include those traditionally offered by commercial banks, such as checking, savings and time deposits. As of December 31, 1995, approximately 39% of the Bank's deposits were noninterest bearing demand deposits and 31% of the total deposits were interest bearing demand deposits. A portion of the noninterest bearing demand accounts consist of demand accounts maintained by escrow companies and title insurance companies. It is against California state law to pay interest on these types of accounts. Consistent with banking industry practice, the Bank provides an earnings allowance for these types of accounts and usually provides external services not offered by the Bank to compensate for these deposits. As of December 31, 1995, the Bank maintained approximately $23 million of escrow and title insurance companies noninterest bearing accounts (37% of the total noninterest bearing deposits). As has been the practice during the past, the Bank has not acquired, does not have, and does not seek to have, deposits placed by brokers, commonly referred to as "brokered deposits".

  Consistent with prudent banking philosophy, Management seeks to invest a large portion of the Bank's assets by making commercial, consumer/installment, short and long-term real estate loans. In addition, a portion of the Bank's assets are invested in its inventory of mortgage loans held for sale. The balance of the Bank's investable funds are placed in short-term insured certificates of deposit, a combination of short and medium-term securities of the United States government and its agencies, mortgage backed securities, and in other short-term money market instruments, including the sale of federal funds to other banks.

  During 1995, Management continued to emphasize the Bank's marketing efforts through the extensive use of personal solicitations by the Bank's officers and directors. All officers are responsible for making regular calls on potential customers to solicit business as well as on existing customers to obtain referrals. Through the combined efforts of its employees, officers and directors, the Bank offers its customers the opportunity to deal on an individual basis with professional bankers who have commercial and real estate lending experience, lending authority, and the resources to promptly serve customers' banking needs. To ensure timely decisions on lending transactions, the Bank's loan committee meets on a regular basis and is available for special meetings where an expedited evaluation of a loan is requested by the customer, and the proposed loan is appropriate for our expedited review evaluation.

  The banking business in California, generally, and in the Bank's primary market area in Los Angeles and Orange Counties, in particular, is highly competitive with respect to both deposits and loans. The area is dominated by a relatively small number of major banks which have many offices operating over a wide geographic area. Many of the major commercial banks operating in the Bank's market area offer certain services which the Bank currently does not offer. These competitors, which are more highly capitalized than the Bank in terms of absolute dollars, also have higher lending limits.

  During 1994, several community banks located in the Bank's primary marketing area were taken over by the F.D.I.C. and, subsequently, sold to other banking institutions. During 1995 and 1994, several other transactions took place where banks were merged or sold. The last two years have seen the number of independent banks in Orange County decrease from 28 to 19, and there are several mergers/acquisitions not yet completed which will reduce this number further. As of December 31, 1995, the Bank ranks sixth in total asset size of all independent banks headquartered in Orange county. This consolidation in the local marketplace has created certain opportunities for the Bank to increase its market share. It has also created a situation where some Bank customers are concerned as to the financial stability of smaller community banks and have elected, or might elect, to deal with the larger multi-regional banks.

  The Bank competes for deposits primarily on the basis of interest rates paid and the quality of service provided to its customers. The Bank faces strong competition for all types of deposits, including deposits from escrow and title insurance companies which it has actively marketed. The majority of deposits are placed by depositors in the geographic areas in which the Bank's branches are located. The Bank competes for loans principally on the basis of the quality of services it provides borrowers, the interest rates and loan fees charged and the types of loans it originates. The Bank believes it attracts customers by offering a higher degree of professionalism and service than that offered by its competition.

  In order to compete effectively with the other financial institutions in its primary market area, the Bank relies principally upon personal contacts by its officers, directors and employees in addition to customer referrals. The Bank's personnel emphasize highly personalized services and the advantages of dealing with a smaller institution attuned to the particular needs of the borrower. For customers whose loan demands exceed the Bank's lending limit, the Bank may arrange for the funding of such loans on a participation basis with other banks. The Bank also assists customers requiring services not offered by the Bank to obtain these services from its correspondent banks.

  Effect of Governmental Policies and Recent Legislation
  ------------------------------------------------------

  The assets of a commercial banking institution consist largely of interest earning assets, including loans and investment securities. The liabilities of a commercial banking institution consist largely of interest bearing liabilities, including time deposits, money market accounts, and other bank borrowings. The value and yields of these assets, and the rates paid on these liabilities, are sensitive to changes in prevailing market rates of interest. The earnings and growth of the Bank, and, therefore, the Company, are partially dependent upon its ability to increase the amount and net yield of its interest earning assets, which in turn depends upon growth and the ability of the Bank to maintain a favorable differential or "spread" between the yield on interest earning assets and the rate paid on deposits and other interest bearing liabilities. The earnings and growth of the Bank and the Company are also impacted by the fees and commissions generated by the Bank's mortgage and SBA division. The market place in which the mortgage division operates is also very sensitive to changes in the prevailing market rates of interest.

  The earnings and growth of the Company and the Bank are substantially influenced by general economic conditions, the monetary and fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve Board ("FRB") and the Comptroller of the Currency ("Comptroller"), the primary regulator of the Bank. The FRB implements national monetary policies by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate for borrowings by banks which are members of the Federal Reserve System. The Comptroller regulates daily operations of the Bank through an extensive system of regulation, reporting, and accounting. The Comptroller's accounting guidelines and policies are not always the same as generally accepted accounting principles. The actions of the FRB and the Comptroller in these areas influence the growth of Bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary, regulatory and accounting policies cannot be predicted.

  The Bank's SBA department, together with the residential mortgage division utilize federal governmental agencies in providing loans to its customers. On two occasions in November and December, 1995, the U. S. Federal Government was forced to shut down various non-essential agencies due to the Federal budget impasse. During these two occasions, the SBA department and Housing and Urban Development ("HUD") were shut down. A prolonged shutdown of these departments could have a material effect on the Bank's ability to guarantee and/or insure SBA loans and FHA/VA loans. This inability may lead to the Bank limiting or temporarily stopping these lending programs which could have a material effect on the operation of the Bank's SBA department and residential mortgage loan department. The budget impasse is still not resolved and this could lead to another furlough of these agencies in 1996.

  The Bank's SBA department is substantially impacted by the policies, guidelines and funding availability established by the U. S. Government's SBA. Periodically, Congress sets the amount of SBA funds available. The level of funding could severely effect the operation of the Bank's SBA department. In January, 1995, the SBA, in an effort to reduce the Federal Government's subsidy of the program, changed several of its rules. Also during 1995, legislation was introduced in Congress to abolish the SBA agency. This legislation did not pass, but the Bank's SBA department is subject to operational effects of the changes in the SBA. Below is a list of changes which were enacted by the SBA in 1995 which could effect the level of SBA lending at the Bank.

      * Maximum amount of SBA guarantee lowered from $750,000 to $500,000
      * Debt refinancing eliminated on SBA 7(a) program
      * SBA guaranty fee raised from 2% to 3.5%
      * SBA guaranty amount changed from a range of 70% - 90% of total loans, to 80% on loans less than $100,000 and 75% on loans greater than $100,000
      * SBA servicing fee increased from .40% to .50%

  The full impact of these changes cannot be predicted at this time.

  Potential legislation is also being discussed (or has been proposed) which also could affect the business activities of the Company and the Bank. It is probable that other bills affecting the banking industry will be introduced in the future. Such legislation includes wide-ranging proposals to limit the scope and amount of deposit insurance, to provide greater regulatory freedom for well-capitalized banks while increasing the level of supervision for inadequately capitalized institutions, to allow the banking industry to sell insurance to customers, consolidation of the regulatory agencies and to move the industry closer to an "interstate banking" system. The extent to which the present or future business of the Company or Bank may be affected thereby cannot be predicted.

  California law currently permits the acquisition of California banks or bank holding companies by out-of-state bank holding companies on a nationwide reciprocal basis. These interstate banking measures could have an impact on the competitive relationships among California financial institutions, since out-of-state institutions, some with relatively large financial and managerial resources, are now able to acquire California banks and thereby engage in a banking business in California. The extent to which interstate banking will affect the banking industry in California cannot be predicted.

  In August 1989, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted. This legislation was adopted in order to reform the regulation and supervision of financial institutions and the insurance of deposits of financial institutions. Among the major changes made by this law is a measure requiring the Federal Deposit Insurance Corporation ("FDIC") to assume responsibility for insuring the deposits of financial institutions formerly insured by the Federal Savings and Loan Insurance Corporation. FIRREA establishes two separate insurance funds to be administered by the FDIC. Premiums on deposit insurance will be assessed by the FDIC independently for the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF").

  In September 1992, the FDIC agreed on a system that will charge higher insurance rates to banks that pose greater risks to the deposit insurance funds. The new rules went into effect January 1, 1993 and provide that each institution will be assigned to one of three groups (well capitalized, adequately capitalized, or undercapitalized) based upon its capital ratios. The FDIC will then assign each institution to one of three subgroups based on an evaluation based upon reviews by the institution's primary supervisor, statistical analyses of financial statements and other information relevant to the ongoing risk posed by the institution. During the second quarter of 1995, the BIF reached its predetermined goal of 1.25% of total insured deposits.
  Due to this level, the FDIC established a lower risk based premium schedule ranging from 4 cents to 27 cents per $100 of deposits depending on the Bank's risk classification. On November 14, 1995, the FDIC Board of Directors voted to again reduce the insurance premiums paid on deposits covered by the BIF. The new rate schedule became effective on January 1, 1996 and ranges from a statutory annual minimum of $2,000 to 27 cents per $100 of deposits depending on the Bank's risk classification. In addition to the rate reductions, on July 1, 1995, the Bank's FDIC risk classification was upgraded to reflect the improved financial condition of the Bank. These two changes lowered the Bank's BIF deposit premiums from 29 cents per $100 during the first quarter of 1995, to 7 cents per $100 of BIF deposits during 1996.

  Due to the 1991 acquisition of Unity deposits, some of the deposit base of the Bank is insured under SAIF. Until the second quarter of 1995, deposit premiums on both the BIF and SAIF have been identical. Although the BIF premiums have been reduced, institutions insured by the SAIF have continued to pay premiums on a risk-related basis of 23 cents per $100 of deposits to 31 cents per $100 of deposits. SAIF insured deposits will continue to pay higher rates than BIF insured deposits because the SAIF remains seriously undercapitalized. Congress is currently working on legislation that proposes a one time recapitalization fee on SAIF insured institutions which would recapitalize the SAIF to an adequate level. Once the recapitalization has occurred, the legislation proposes that the deposit premiums of the SAIF will become equivalent to the BIF and that a merger of the two funds would eventually occur. If the legislation is adopted, the Bank expects to pay a recapitalization fee of approximately $350,000 to $450,000. In the long term, this one time fee will be offset by lower SAIF deposit premiums.

  FIRREA also strengthens the FDIC's regulatory enforcement authority in the following ways: (1) it expands the categories of persons over whom enforcement powers may be exercised; (2) it reduces the threshold for the imposition of civil monetary penalties, including allowing such penalties to be imposed for an inadvertent failure to file a regulatory report in a timely fashion; (3) it substantially increases criminal and civil monetary penalties; (4) it expands available remedies, including "reimbursement" by parties committing a wrong and orders requiring the sale of assets; (5) it enhances provisions for immediate remedies; (6) it expands the FDIC's power to appoint conservators and receivers; and (7) it allows the FDIC to proceed against "commonly controlled insured financial institutions" in the event that the FDIC is required to provide assistance to a troubled financial institution.

  FIRREA also gives the FDIC authority to approve or require changes in an institution's management in certain circumstances; imposes new limitations on certain investment activities and on certain deposit-generating activities; amends the Act to permit the acquisition of both healthy and failing savings associations by bank holding companies; and prohibits a bank which does not meet the applicable minimum capital requirements from accepting brokered deposits.

  The FDIC Improvement Act of 1991 ("FDICIA") followed on the heels on FIRREA and further served to curb perceived abuses and laxness in the financial institutions marketplace. It established certain safety and soundness guidelines, including accounting reforms, establishing a program for "least cost resolution" when dealing with failing institutions, and other mechanisms to allow prompt corrective action. In addition, FDICIA was enacted to improve certain existing regulations by clarifying or amending a bank's responsibilities and liabilities under the Equal Credit Opportunity Act, Expedited Funds Availability Act, branch closing requirements, Truth In Savings Act and others.

  A third piece of legislation which is of particular importance to the Bank is the Community Reinvestment Act ("CRA"), which requires banking institutions to address the credit needs of their entire communities including low and moderate income areas in which they do business. The Comptroller periodically conducts examinations of banking activities to determine the sufficiency of efforts to meet the credit needs of the entire community, including low and moderate income neighborhoods, consistent with safe and sound banking practices. FIRREA provisions also require that certain aspects of the Comptroller's CRA performance evaluation be made public.

  The Comptroller's evaluation of the Bank under CRA involves a variety of factors, with banking institutions afforded flexibility in determining how to best assist in meeting the community's credit needs. In brief, under the current regulation, an assessment of the institution looks to twelve factors in five performance categories, including the ascertainment of community credit needs, the marketing of credit offered and extended, the geographic distribution and record of office openings and closings, community development, and any discriminatory or prohibited credit practices. The CRA rating by the Comptroller is a consideration in reviewing and exercising discretion to approve or disapprove a financial institution's application for a deposit facility or proposed acquisition. In 1995, the Bank underwent a CRA examination by the Comptroller and received a "satisfactory" CRA rating.

  In December 1993, due to complaints that the implementation of CRA has focused too much on paperwork and process and not enough on results the regulatory agencies jointly proposed revisions to the CRA regulation. The new procedure which is effective on January 1, 1996 seeks to emphasize performance rather than promote consistency in assessments, reduce unnecessary compliance burden, and permit more effective enforcement against institutions with poor performance. The current twelve assessment standards which focus largely on process and paperwork, are being replaced with more performance oriented assessment standards. The rules include a streamlined assessment method that would be used to evaluate "small institutions". A small institution is an institution with total assets under $250 million as of December 31st of either 1994 or 1995 and is either independent or an affiliate of a holding company with less than one billion of assets. The Bank qualifies as a small institution, and will be subject to the streamlined assessment method.
  Whether or not this streamlining will truly relieve the Bank from excessive CRA compliance burden cannot be predicted at this time.

  In December 1993, pursuant to the mandate of FDICIA, the federal banking agencies issued an interagency policy statement regarding the allowance for possible loan losses. Insured depository institutions are required to maintain a level of the allowance for possible loan losses that is adequate to absorb "estimated credit losses" associated with the loan portfolio, including all binding commitments to lend. "Estimated credit losses" are defined as an estimate of the current amount of the loan portfolio that is not likely to be collected given the facts and circumstances as of the evaluation date. These estimated credit losses should meet the criteria for accrual of a loss contingency set forth in generally accepted accounting principles as stated in Statement on Financial Accounting Standards No. 5 ("SFAS 5"). The policy statement describes the responsibility of the Board of Directors and Management to maintain the allowance for possible loan losses at an adequate level and prescribes that the allowance for possible loan losses should be no less than the sum of the following items:

  (1) For loans and classified substandard or doubtful, whether analyzed and provided individually or as part of pools, all estimated credit losses over the remaining effective lives of these loans.

  (2) For components of the loan portfolio not classified, all estimated credit losses over the upcoming 12 months.

  (3) Amounts for estimated losses from transfer risk on international loans.

  The Board of Directors and Management are also responsible to ensure:

  (1) the institution has an effective loan review system;

  (2) loans or portions of loans are promptly charged off if determined uncollectible; and

  (3) the process for determining an adequate level for the allowance for possible loan losses is based on a comprehensive, adequately documented and consistently applied analysis of the loan portfolio.

  The policy statement describes components of the portfolio which should be reviewed and factors to consider in the estimation of credit losses. Furthermore, the policy statement specifies the steps which will be followed by examiners of the federal banking regulatory agencies in examining the adequacy of the allowance for possible loan losses for individual institutions. These steps include analyzing an institution's policies, practices and historical credit loss experience, and a further check of the reasonableness of Management's methodology by comparing the reported allowance for possible loan losses (after deduction of all loans, or portions thereof, classified as loss) against the sum of the following amounts:

  (1) 50 percent of the portfolio that is classified doubtful;

  (2) 15 percent of the portfolio that is classified substandard; and

  (3) for the portions of the portfolio that have not been classified (including those loans designated special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date (based on the institution's average annual rate of net charge-offs experienced over the previous two or three years on similar loans, adjusted for current conditions and trends).

  The policy statement cautions that "the amount is neither a 'floor' nor a 'safe harbor' level for an institution's allowance for possible loan losses. However, federal examiners will view a shortfall relative to this amount as indicating a need to more closely review Management's analysis to determine whether it is reasonable and supported by the weight of available evidence, and that all relevant factors have been appropriately considered."

  Supervision and Regulation
  --------------------------

  PNB Financial Group
  -------------------

  The Company, as a bank holding company, is subject to regulation under the Act. The Company is required to file quarterly and annual reports with the FRB and to provide such additional information as the FRB may require. The FRB also conducts examinations of the Company and any nonbank subsidiaries, if any. The FRB has authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under the Act and regulations adopted by the FRB, a bank holding company and its subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. The FRB also regulates the ability of the bank holding company to establish branches in foreign countries.

  The Company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. In addition, the Company is prohibited by the Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the approval of the FRB, engage in, or acquire shares of companies engaged in any activities which are deemed by the FRB to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. The FRB is empowered to differentiate between activities commenced de novo and activities commenced
                                                -------
  by acquisition, in whole or in part, of a going concern and is prohibited from approving an application by a bank holding company to acquire voting shares of any commercial bank in another state unless such acquisition is specifically authorized by the laws of such other state. The Company has agreed with the FRB not to pay dividends without the prior approval of the FRB and also to advise the FRB if the Company repurchases any stock.

  Pacific National Bank
  ---------------------

  The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Comptroller. The Bank also is a member of the Federal Reserve System and is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law.

  On December 14, 1992, as a result of the regularly scheduled examination of the Bank, a memorandum of understanding, (MOU) was executed with the Comptroller. An MOU is an informal enforcement action initiated by the Comptroller and entered into between a bank's board of directors and the Comptroller. The MOU was intended to help remedy the Comptroller's criticisms of the Bank and restore the Bank to a stronger condition. At the conclusion of the Comptroller's February 1995 exam, the Comptroller determined that the Bank was in full compliance with all articles of the MOU and the MOU was formally removed. The Bank now operates free to any extraordinary requirements imposed by the Comptroller.

  Capital Adequacy
  ----------------

  The Comptroller, the FDIC and the FRB impose risk-based capital requirements on all banking organizations. The risk-based capital guidelines were designed to make regulatory capital requirements more sensitive to the differences in the risk profiles of individual banking organizations.

  In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk to which they expose such entities. Each bank is required to maintain a minimum ratio of core capital (Tier 1) and total capital (Tier 2) to risk-weighted assets of 4% and 8%, respectively.

  A bank's risk-based capital ratio is calculated by dividing its qualifying total capital (the numerator of the ratio) by its risk-weighted assets (the denominator). A bank's qualifying total capital consists of the sum of two types of capital elements: core capital elements (Tier 1 capital) and supplementary capital elements (Tier 2 capital), minus certain specified deductions (collectively, the deductions), if any. Tier 1 capital consists of the sum of: (i) common stockholders' equity capital; (ii) qualifying perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries, less certain other intangible assets. At least 50% of a bank's qualifying total capital must consist of Tier 1 capital. Tier 2 capital consists of the sum of: (a) the allowance for loan and lease losses (limited to 1.25% of total risk-weighted assets); (b) certain additional perpetual preferred stock not included in Tier 1 capital, and related surplus; (c) hybrid capital instruments, including mandatory convertible debt securities; and (d) term subordinated debt and intermediate term preferred stock and related surplus (limited to 50% of Tier 1 capital). The deductions from Tier 1 capital and Tier 2 capital consist of: (i) investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes; (ii) intentional reciprocal cross-holdings of capital securities issued by banks; and (iii) other deductions determined by supervisory authority.

  After determination of a bank's qualifying total capital, total risk-weighted assets are ascertained. Under these guidelines, a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of four broad risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. Government securities, to 100% for relatively high-risk assets such as loans and investments in fixed assets, premises and other real estate owned. The aggregate dollar amount of each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the categories are then added together to determine the total risk-weighted assets that comprise the denominator of the risk-based capital ratio.

  The risk-based capital ratio focuses principally on broad categories of credit risk; however, the ratio does not take into account other factors that can affect a bank or bank holding company's financial condition. Those factors include overall interest rate risk exposure; liquidity, funding and market risks; the quality and level of earnings; investment or loan portfolio concentrations; the quality of loans and investments; the effectiveness of loan and investment policies; and Management's overall ability to monitor and control financial and operating risks. In addition to evaluating capital ratios, an overall assessment of capital adequacy will take into account each of those other factors, including, in particular, the level and severity of problem and adversely classified assets. For this reason, the final supervisory judgement on a bank's capital adequacy may differ significantly from the conclusions that might be drawn solely from the entity's risk-based capital ratio. In light of the foregoing, banks are generally expected to operate above the minimum risk-based capital ratio.

  The FRB and the Comptroller impose a leverage capital ratio to compliment the risk-based capital guidelines. The leverage capital ratio serves as a backstop to the risk-based capital guidelines, and require every bank holding company, as well as every bank, to maintain a minimum level of equity capital to protect against unforeseen and extraordinary events.

  In determining compliance with the leverage capital rule, the leverage capital ratio is calculated by dividing Tier 1 capital (as defined earlier) by total adjusted assets. Total adjusted assets are calculated by adding the allowance for possible loan losses to total assets. The minimum leverage ratio for BOPEC 1 bank holding companies and CAMEL 1 banks is 3%. Other bank holding companies and banks will be required to have a minimum leverage ratio of 4% to 5%. The leverage capital rule also provides a general subjective catch-all requirement that financial institutions should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans.

  The regulators' position is that the leverage ratio is necessary because the risk-based capital ratios do not incorporate a comprehensive measure of interest risk. The regulators indicate that the leverage ratio, in conjunction with the risk-based capital guidelines, establishes a more precise measure of capital adequacy than the current standard and ensures that ample safeguards remain in place. The leverage ratio imposes a limit on the extent to which a financial institution could leverage its equity capital base. In addition, the leverage ratio would be a check on other risks such as funding and market risks, investment and loan portfolio concentrations, asset quality, and adequacy of internal policies, systems and controls.

  At December 31, 1995, the Company's and the Bank's capital ratios were in excess of all minimum capital requirements. The actual capitalization of the Company and the Bank are set forth as follows:

                                                   Pacific       PNB
                                   Regulatory     National    Financial
                                  Requirements      Bank        Group
                                  -------------   ---------   ----------
      Leverage Capital Ratio           4.0%           7.7%        9.1%

      Risk Based Capital:

       Tier I Capital                  4.0%          10.4%       12.3%
       Tier 2 Capital                  8.0%          11.7%       13.4%

  Other Regulations
  -----------------

  Various requirements and restrictions under the laws of the United States affect the operations of the Bank. Federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices.

  The Bank also is subject to applicable provisions of California law, insofar as they do not conflict with, or are not preempted by, federal banking law. There has been no further effect upon the Bank's capital expenditures, earnings, or competitive position as a result of compliance with federal, state or local provisions regarding the discharge of materials into the environment or the removal of hazardous waste or toxic substances. The Bank is aware of one loan secured by property on which methane gas has been found, but believes that remediation will be accomplished without further cost to the Bank.

  Distribution of Assets, Liabilities and Shareholders' Equity
  ------------------------------------------------------------

  The following table sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities and shareholders' equity for each of the past two years. Average balances are based on daily averages for the Bank and monthly averages for the Company, since the Company does not maintain daily average information. In addition, the Company does not calculate the net unrealized loss on investment securities available for sale on a daily basis and, therefore, its average balance is calculated using month end data. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant. All dollar amounts are in thousands.

                                                  PNB Financial Group
                                                Average Balance Report
                                                Year Ended December 31,
                                                -----------------------
                                                   1995         1994
                                                ---------     ---------
  Assets
  ------

  Cash and due from banks                        $  9,620     $ 13,100
  Interest bearing deposits in other banks            -0-          949
  Federal funds sold                                2,286        8,079
                                                ---------     ---------

      Total cash and cash equivalents              11,906       22,128

  Securities available for sale                    14,911       25,405
  Mortgage loans held for sale                     21,660       13,429

  Loans                                           107,713      102,964
  Allowance for loan losses                        (2,674)      (3,168)
                                                ---------     ---------

      Net loans                                   105,039       99,796

  Premises and equipment, net                       1,485        1,955
  Other real estate owned                           2,240        3,094
  Other assets                                      2,208        3,804
                                                ---------     ---------

  Total assets                                   $159,449     $169,609
                                                =========     =========

                                                    PNB Financial Group
                                                   Average Balance Report
                                                   Year Ended December 31,
                                                   -----------------------
                                                      1995         1994
                                                   ---------    ----------
  Liabilities and Stockholders' Equity
  ------------------------------------

  Deposits:
      Noninterest bearing                          $ 51,140     $ 64,693
      Interest bearing                               91,976       90,735
                                                   --------     --------

      Total deposits                                143,116      155,428

  Short-term borrowings                               1,044          145
  Other liabilities                                   1,415          917
                                                   --------     --------

      Total liabilities                             145,575      156,490

  Stockholders' equity:
      Capital stock                                  16,130       16,134
      Accumulated deficit                            (1,913)      (2,397)
      Unrealized loss on securities
        available for sale                             (343)        (618)
                                                   --------     --------

      Total stockholders' equity                     13,874       13,119
                                                   --------     --------

  Total liabilities and stockholders' equity       $159,449     $169,609
                                                   ========     ========

  Interest Rates and Differentials
  --------------------------------

  The Company's consolidated earnings are affected by the difference between the income the Bank receives from its loan portfolio, investment in mortgage loans held for sale, and securities available for sale and the Bank's cost of funds, principally interest paid on deposits. Interest rates charged on the Bank's loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and competition. In turn, these are influenced by general economic conditions and other factors beyond the Company's control, such as federal economic and tax policies, the general supply of money in the economy, governmental budgetary action, and the actions of the FRB.

  Information concerning consolidated average interest earning assets along with the average interest rates earned is set forth in the following table. Averages were computed based upon daily balances for the Bank and monthly balances for the Company, and all dollar amounts shown are in thousands.

                                                             Year ended December 31,
                                          ---------------------------------------------------------------
                                                       1995                             1994
                                          ------------------------------   ------------------------------
                                          Average    Interest   Average    Average    Interest   Average
                                          Balance     Income      Rate     Balance     Income      Rate
                                          --------   --------   --------   --------   --------   --------
Earning Assets
- --------------

Total loans (1) (2)                       $107,713    $10,335       9.6%   $102,964    $ 8,755       8.5%

Mortgage loans held for sale                21,660      1,681       7.8%     13,429      1,070       8.0%
Securities available for sale               14,911        762       5.1%     25,405      1,230       4.8%

Federal funds sold                           2,286        128       5.6%      8,079        301       3.7%

Interest-bearing deposits with banks             -          -         -         949         40       4.2%
                                          --------    -------       ---    --------    -------       ---

Total interest-earning assets             $146,570    $12,906       8.8%   $150,826    $11,396       7.6%
                                          --------    -------       ---    --------    -------       ---

  (1) Net loan fees, which are deferred and amortized over the life of the loan, are included in interest earned on loans. Total loan fees included in interest income was $189,000 and $196,000 for the years ending December 31, 1995 and 1994, respectively.

  (2) Average loan balances includes average loans on nonaccrual status of $7,593,000 and $5,425,000 in 1995 and 1994, respectively, and are recorded net of average unearned income of $287,000 and $216,000 as of December 31, 1995 and 1994, respectively. Without nonaccrual loans, the average rate on loans would be 10.3% and 9.0% for the years ended December 31, 1995 and 1994, respectively.

  Information concerning consolidated average interest bearing liabilities, along with the average interest rates paid, is set forth in the following table. Averages were computed based upon daily balances for the Bank and monthly balances for the Company, and all dollar amounts are in thousands.


                                                            Year ended December 31,
                                         ---------------------------------------------------------------
                                                      1995                             1994
                                         ------------------------------   ------------------------------
                                         Average    Interest   Average    Average    Interest   Average
                                         Balance     Income      Rate     Balance     Income      Rate
                                         --------   --------   --------   --------   --------   --------
Deposits and Borrowed Money
- ---------------------------

Interest bearing demand deposits         $49,241     $1,266       2.6%    $50,974     $1,195       2.3%

Time deposits                             37,023      1,935       5.2%     33,556      1,286       3.8%

Savings deposits                           5,711        154       2.7%      6,205        168       2.7%
Short-term borrowings                      1,044         49       4.7%        143          3       2.1%

Total interest-bearing liabilities       $93,019     $3,404       3.7%    $90,880     $2,652       2.9%
                                         =======     ======       ===     =======     ======       ===

  Net interest earnings (in thousands) and net yield on average earning assets are shown in the table below:

                                             Year ended December 31,
                                             -----------------------
                                                1995          1994
                                             ---------     ---------
Total interest income (1)                    $ 12,906      $ 11,396

Total interest expense                          3,404         2,652
                                             --------      --------

Net interest earnings                        $  9,502      $  8,744
                                             ========      ========

Average earning assets (2)                   $146,570      $150,826

Net yield on average earning assets (3)           6.5%          5.8%

  (1) Net loan fees, which are deferred and amortized over the life of the loan, are included in interest earned on loans.

  (2) Average earning assets include average loans on nonaccrual status of $7,593,000 and $5,425,000 in 1995 and 1994 respectively, and are recorded net of average unearned income of $287,000 and $216,000 as of December 31, 1995, and 1994, respectively.

  (3) Without average nonaccrual loans, net yield on average earning assets would be 6.8% and 6.0% for the years ended December 31, 1995 and 1994, respectively.

  The Bank purchases external services on behalf of certain banking customers in consideration of their noninterest bearing accounts. These external services are limited to what a larger bank with the ability to provide in-house services, such as bookkeeping, payroll and courier, could provide. In these larger banks, these costs could be reflected as increased payroll, rent and other administrative costs. At PNB, these costs are reflected as other deposit expense. The effects of these arrangements in relationship to the approximate average deposit balances are presented below. All dollar amounts are in thousands.

                                                       Year ended December 31,
                                     -------------------------------------------------------------
                                                  1995                            1994
                                     -----------------------------   -----------------------------
                                     Average    Deposit   Average    Average    Deposit   Average
                                     Balance    Expense     Rate     Balance    Expense     Rate
                                     --------   -------   --------   --------   -------   --------
Approximate noninterest
 bearing accounts for which
 external services are provided       $20,000     $ 944       4.7%    $35,000    $1,064       3.0%
                                      =======     =====       ===     =======    ======       ===

The effects of these arrangements together with the average interest-bearing liabilities and average interest rates paid from page 14 of this report are presented below. All dollar amounts are in thousands.

                                                       Year ended December 31,
                                     -------------------------------------------------------------
                                                  1995                            1994
                                     -----------------------------   -----------------------------
                                     Average    Deposit   Average    Average    Deposit   Average
                                     Balance    Expense     Rate     Balance    Expense     Rate
                                     --------   -------   --------   --------   -------   --------
Total interest bearing liabilities
 and noninterest bearing
 accounts for which external
 services are provided               $113,019    $4,348     3.8%     $125,880    $3,716     3.0%
                                     ========    ======     ===      ========    ======     ===

The effects of these arrangements on net interest earnings and net yield on average earning assets are shown in the table below. All dollar amounts are in thousands.

                                                         Year ended December 31,
                                                         ------------------------
                                                           1995            1994
                                                         --------        --------
  Net interest earnings                                  $  9,502        $  8,744
  Other deposit expense                                       944           1,064
                                                         --------        --------

  Net interest earnings after other deposit expense      $  8,558        $  7,680
                                                         ========        ========

  Average earning assets                                 $146,570        $150,826

  Net yield on average earning assets after
     other deposit expense                                    5.8%            5.1%

  The Company's rate and volume analysis for the interest bearing assets and interest bearing liabilities for 1995 as compared to 1994, as well as 1994 compared to 1993, is summarized in the tables set forth below. The total change is separated into the change attributable to variations in volume and the change attributable to variations in interest rates. For purposes of this table, changes which are not due solely to volume or interest rate changes have been allocated evenly among changes attributable to variations in volume and rate. Nonaccrual loans are included in average loans. Other deposit expense is not included in this analysis.

                                                        Change in Net Interest
                                                       Income in 1995 from 1994
                                                     -----------------------------
                                                            (In Thousands)

                                                      Volume      Rate      Total
                                                     -------     ------     ------
Interest income:
Loans                                                $   421     $1,165     $1,586
Mortgage loans held for sale                             647        (36)       611
Securities available for sale                           (522)        54       (468)
Deposits in other banks                                  (20)       (20)       (40)
Federal funds sold                                      (270)        97       (173)
                                                     -------     ------     ------

   Total                                                 256      1,260      1,516

Change in loan fees                                       (7)         -         (7)
                                                     -------     ------     ------

Total change in interest
 and loan fee income                                 $   249     $1,260     $1,509
                                                     =======     ======     ======

Interest expense:
Interest bearing demand deposits                     $   (43)    $  114     $   71
Time deposits                                            157        493        650
Savings deposits                                         (13)        (2)       (15)
Short-term borrowings                                     30         16         46
                                                     -------     ------     ------

Total change in interest expense                     $   131     $  621     $  752
                                                     =======     ======     ======

Change in net interest and loan fee income           $   118     $  639     $  757
                                                     =======     ======     ======

                                                        Change in Net Interest
                                                       Income in 1995 from 1994
                                                     -----------------------------
                                                            (In Thousands)

                                                      Volume      Rate       Total
                                                     -------     ------     ------
Interest income:
Loans                                                $  (769)    $  357     $ (412)
Mortgage loans held for sale                            (921)       162       (759)
Securities available for sale                            775         80        855
Deposits in other banks                                   (9)         5         (4)
Federal funds sold                                      (163)       104        (59)
                                                     -------     ------     ------

   Total                                              (1,087)       708       (379)

Change in loan fees                                       41          -         41
                                                     -------     ------     ------

Total change in interest and loan fee income         $(1,046)    $  708     $ (338)
                                                     =======     ======     ======

                                                      Volume       Rate      Total
                                                     -------     ------     ------
Interest expense:
Interest bearing demand deposits                     $    99     $ (100)    $   (1)
Time deposits                                           (298)       (78)      (376)
Savings deposits                                           7          5         12
Short-term borrowings                                      -          3          3
                                                     -------     ------     ------

Total change in interest expense                     $  (192)    $ (170)    $ (362)
                                                     =======     ======     ======

Change in net interest and loan fee income           $  (854)    $  878     $   24
                                                     =======     ======     ======

  Securities Available for Sale
  -----------------------------

  The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. SFAS No. 115 requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be carried at fair value unless they meet the criteria to be classified as held to maturity. Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses for securities available for sale would be excluded from earnings and reported as a net amount in a separate component of stockholders' equity. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. The Company has classified all of its securities as available for sale and on December 31, 1995 and 1994, has recorded $84,000 and $1,009,000, respectively as unrealized losses as a separate component of stockholders' equity. The Company has no securities classified as held to maturity or trading.

  The maturity distribution for securities available for sale as well as the weighted average yield for each range of maturity at December 31, 1995 is as follows. Actual maturities may differ from contractual maturities in mortgage backed securities because mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. All dollar amounts are in thousands.

                                                              Weighted
                                                               Average
                                                 Fair Value     Yield
                                                 ----------   ---------
  U.S. Government Securities
  --------------------------
  Maturities one year or less                      $3,514       4.99%
  Maturities over one year through five years       1,220       4.82%

  U.S. Government Agency Securities
  ---------------------------------
  Maturities over one year through five years       2,221       4.61%
  Mortgage backed securities                        3,331       5.75%
  Federal Reserve Board stock                         340       6.00%

  Mortgage Banking and Mortgage Loans Held for Sale
  -------------------------------------------------

  Although all risks associated with mortgage banking cannot be easily summarized, the following are some of the risks involved. One risk associated with mortgage banking is the liability associated with representations and warranties made to purchasers and insurers of the mortgage loans. Under certain circumstances, the Bank may become liable for the unpaid principal and interest if there has been a breach of representation or warranties. In addition, primarily all mortgage loans are sold with a recourse provision.
  The Bank has different recourse provisions with each separate investor. Generally, loans sold under the recourse provision are required to be repurchased by the Bank if the loan becomes delinquent within a range of one to six months of funding, depending upon the investor. The Bank has the choice to not purchase the loan, but to indemnify the investor for any and all costs and losses associated with the investor's collection of the loan. The Bank may become liable for the unpaid and uninsured portion of the principal and delinquent interest on mortgage loans either repurchased or indemnified.

  The Bank limits these risks by using Certified Direct Endorsement Underwriters, thereby assuring itself of having qualified personnel with the necessary underwriting skills. The Bank also uses tighter than mandated underwriting criteria, and performs prefunding audits of randomly and specifically selected loans by the Bank's quality control department. The quality control department also performs post funding audits of randomly and specifically selected loans to ensure that its credit quality is being adhered to. The risks associated with the recourse provisions are further reduced as a majority of the loans originated by the Bank have FHA insurance or VA guarantees which reduce the potential losses, if any. The risks associated with nongovernmental loans are reduced due to stricter underwriting guidelines and generally lower loan to value requirements. Although the Bank has taken steps to limit its risk, during 1994, the Bank did incur a large number of mortgage loans that became delinquent and were subject to the recourse provisions. The delinquencies and eventual foreclosures on these loans were a direct result of the poor economic conditions in the Southern California marketplace. The situation was further exaggerated by the rapid decline of real estate values in Southern California. Management is continually assessing its risks associated with the recourse provisions and has created a reserve for the estimated future losses. Management believes that the risk associated with mortgage loans sold has been adequately reserved in the Company's financial statements as of December 31, 1995. The following table indicates the obligations which have been incurred in connection with the recourse provision for the years ending December 31. All dollar amounts, except for the number of loans, are in thousands.

                                                               1995         1994
                                                            ----------   ----------
Number of loans repurchased/indemnified                            26           55
Dollar volume of loans repurchased/indemnified               $  3,163     $  6,651
Total loans sold                                             $336,695     $218,035
Historical % of repurchased/indemnified loans                    1.47%        1.42%
Loans charged off                                            $    200     $    291
Reserve at December 31                                       $    232     $    246
Expenses associated with repurchases/indemnified loans       $    177     $    218

  Mortgage loans held for sale are reported at the lower of cost or market. A portion of mortgage loans held for sale are not funded until the Bank obtains a purchase commitment from a third party. The risk specifically associated with this portion of mortgage loans held for sale is that the Bank will fail to deliver the loans to the purchaser by the commitment date. Policies and procedures are in place to insure that all mortgage loans held for sale are shipped to the purchaser within the required time frames. The total amount of loans which had purchase commitments at December 31, 1995 was $23,898,000.

  The portion of mortgage loans held for sale that are not allocated to an existing purchase commitment, and unfunded rate-locked loans, create interest rate exposure. The Bank monitors this exposure daily and limits the potential exposure by the purchase of mandatory forward commitments to sell whole loans. Management estimates the amount of unfunded rate-locked loans that will actually fund and purchases mandatory forward commitments based upon this estimate and based upon the general interest rate environment. Management does not speculate on interest rate movement and uses mandatory forward commitments purely as a hedge against interest rate swings which could effect the value of its unfunded pipeline of rate-locked loans and unallocated loans held for sale. The estimates which management uses can differ from actual loan fundings and, therefore, interest rate risk does exist. Management believes that it is minimizing this risk by employing experienced personnel who are following conservative secondary marketing policies. The Bank also reduces interest rate exposure by limiting customer rate commitments to varying periods of less than sixty days.

  Loans in process for which interest rates were committed to the mortgage broker/borrower totaled $17,266,000 as of December 31, 1995. At December 31, 1995, the Bank had $34,000,000 of mandatory forward commitments to sell whole loans relating to their unfunded pipeline of rate-locked loans and unallocated loans held for sale. Gains and losses on mandatory forward commitments are realized in the period settlement occurs. Unrealized gains and losses on forward commitments are included in the analysis of lower of cost or market valuation for mortgage loans held for sale. At December 31, 1995, the unrealized loss on the Bank mandatory forward commitments was $200,000.

  Loan Portfolio
  --------------

  Although all risks relating to lending cannot be easily summarized, certain loan risks are inherent in certain types of loans. Risks associated with commercial loans include the competency of the Management of the borrower, the industry in which the borrower is operating, the economy and the strength of the product or service rendered. Risks associated with installment loans include the strength of the revenue stream of the borrower and the value of the collateral. Real estate construction loan risks include building activity, marketing abilities, financing conditions, the economy, and the supply and demand of the product in the specific area being developed.

  To minimize the risks associated with lending, the Board has established certain maximum loan-to-value ratios on real estate dependent loans and certain maximum accounts receivable or inventory advance rates on commercial business loans. The Bank's loan policy includes certain owner occupied and non owner occupied commercial construction loans. The maximum loan-to-value ratio on owner occupied and non owner occupied commercial construction loans is 75% and 70% respectively, and on affordable single family residential construction loans is 70%. The loan-to-value requirements on all construction loans are periodically reviewed to assure conservative ratios based upon current economic conditions.

  Commercial loans based upon accounts receivable or inventory are generally limited to borrowings of a maximum of 80% of the asset base. In many situations, the Bank further limits its risks on commercial loans by securing real estate and other assets as additional collateral. The Bank monitors the cash flow and financial condition of a commercial borrower by obtaining and reviewing the financial statements of the borrower on a monthly, quarterly or annual basis.

  Construction loans are reviewed by Management as to the status of the loan, as well as the construction project which serves as its collateral, on at least a monthly basis. This frequent review allows Management to monitor for unforeseen circumstances or events. By undertaking this supervision, the risks inherent in construction loans remain under constant review by Management.

  The loan portfolio is analyzed and reviewed regularly by the Audit Committee of the Bank. The quantitative review includes analysis of delinquent loans, nonaccrual loans, classified loans, loans held for sale, concentrations, trends in portfolio volume, off balance sheet items, historical loan loss experiences, and the economy. All loans are internally graded and all classified loans are carefully reviewed on a loan-by-loan basis. The Audit Committee also relies on a regular monthly loan review by an outside third party. This loan review audits certain loans based upon guidelines set by the Audit Committee, and reports its findings directly to Audit Committee.

  A portion of the Bank's real estate loan portfolio consists of non-owner occupied real estate mortgage loans. The Bank monitors the properties cash flow and the financial condition of the borrower as extensively as the documentation of each loan allows and are visited as frequently as necessary. A significant portion of these real estate mortgage loans continue to perform as agreed and appear to maintain sufficient cash flow from the property to adequately service the repayment schedule. However, several of these loans do not appear to maintain sufficient cash flow from the property to pay their property taxes. In these cases, the borrowers are not paying their property taxes and, along with penalties and interest, the delinquent property taxes are reducing the value of the Bank's collateral. In addition, due to the decrease in real estate values in Southern California, the loans may be, in some situations, collateral deficient. All of these loans have been classified and have been analyzed and reserved for on a loan-by-loan basis. During 1995, one of these loans was foreclosed on and resold. Some of these loans are paying interest on a floating interest rate and if interest rates increase dramatically while real estate values remain depressed, the potential for default on such loans will increase and the Bank could end up owning the property.

  In December, 1994, due to a major loss in its investment portfolio, Orange County declared bankruptcy. Many municipalities, utilities, school districts and other county governmental functions had money invested with the County's investment portfolio and, therefore, lost a portion of their investments. The total loss incurred by the County's investment portfolio is estimated to be $1.64 billion. A majority of the Bank's service area is located in Orange County. The economic impact to the County should not be minimized, however, Management believes that the economic environment in the County is strong and that the business and private sectors will be able to overcome the government's financial problems without any significant negative ramifications. Management has not seen, nor does it expect to see, the bankruptcy having a material impact on the Company's operations or loan portfolio.

  The Company's loans are summarized in the following table according to loan types as of December 31, 1995 and 1994, respectively. Loans have been recorded net of loan purchase discounts of $729,000 and $995,000 and unearned income of $251,000 and $297,000 as of December 31, 1995 and 1994, respectively. Such purchase discounts will be amortized to income over the life of the loans, which range from one to twenty-four years as of December 31, 1995. The Company has no foreign loans. All dollar amounts are in thousands.

                                            1995        1994
                                          ---------   ---------
  Commercial loans                        $ 55,291    $ 57,741
  Real estate loans                         26,984      26,050
  Construction loans                        12,001      10,345
  Consumer loans                             9,461      10,790
                                          --------    --------
     Total loans                           103,737     104,926
                                          --------    --------

  Allowance for possible loan losses        (2,659)     (2,727)
                                          --------    --------

     Net loans                            $101,078    $102,199
                                          ========    ========

  Maturities and Sensitivities of Loans to Changes in Interest Rates
  ------------------------------------------------------------------

  A significant portion of the commercial loan portfolio normally does not actually payoff when the loans mature. There are several factors which cause actual repayments to differ from scheduled maturities. On a commercial loan, the Bank typically will establish an annual maturity date. This enables the Bank to monitor the borrower's financial condition and past performance along with their compliance with any loan conditions. If the Bank determines that the loan still meets its underwriting criteria, the loan may be renewed.
  Often times the loan will not be renewed but will be restructured so that the loan is still within the Bank's underwriting guidelines. Under either of these circumstances, the commercial loan is renewed, not repaid. Before renewing a loan, the Bank has the opportunity to adjust or change the interest rate charged on the loan. Therefore, in regards to the sensitivity of loans to interest rates, the maturities are important.

  Delays in the construction or marketing period might cause a construction loan not to be paid off upon maturity. The borrower may need additional time to complete the project and an extension is approved provided no other defaults have occurred. As with commercial loans, if a construction loan is renewed or extended, the Bank may change the interest rate charged and/or charge additional loan fees.

  Scheduled maturities of all loans outstanding at December 31, 1995 are summarized in the table set forth below. As discussed above, the Company does not expect a majority of the commercial loans to be repaid upon maturity. As of December 31, 1995, all of the Bank's construction loan portfolio is scheduled to mature in one year or less. The Company does not keep records as to the actual amount repaid upon maturity. Information regarding the loan maturities within the individual loan classifications presented above is not available. All dollar amounts are in thousands.

                                                       Total
                                                       loans
                                                      --------

         In one year or less                          $ 84,519
         After one year but less than five years        16,676
         Over five years                                 2,542
                                                      --------

         Total loans                                  $103,737
                                                      ========

  On a floating interest rate loan, the Bank may impose a minimum floor and/or maximum ceiling interest rate which the floating rate cannot be either reduced below or above. In doing this, the Bank limits its exposure to large decreases in interest rates but also risks not receiving as much interest as possible if interest rates were to increase significantly in a short time period. Loans which have these floors or ceilings are reported as floating interest rate loans below. The total amount of loans as of December 31, 1995 due after one year, categorized as to those loans which have predetermined interest rates and those which have floating interest rates are summarized in the table set forth below. Information regarding the fixed interest rate versus variable interest rate by loan classifications presented above is not available. All dollar amounts are in thousands.

  Loan balances due after one year which have:

                                                     Total
                                                     loans
                                                    -------
     Fixed interest rates                           $12,123
     Floating interest rates                          7,095
                                                    -------

         Total loans                                $19,218
                                                    =======

  Interest Rate Sensitivity Analysis
  ----------------------------------

  The Company's interest rate sensitivity is measured by dividing the Company's rate sensitive assets by its rate sensitive liabilities. The interest rate sensitivity ratio ("GAP") indicates what effect a change in interest rate would have on the net interest margin of a financial institution. Generally, in a positive GAP environment an increase in interest rates would increase the net interest margin while a decrease in interest rates would have a negative impact on the net interest margin. The following table sets forth the Company's interest rate sensitivity analysis as of December 31, 1995. All dollar amounts are in thousands.

                                                                          Greater
                                        Less than    3-12       1-5        than
                                        3 Months    Months     Years      5 Years    Total
                                        ---------   -------   --------   --------   --------
Rate Sensitive Assets:
  Loans (1)                              $ 65,956   $12,718    $15,396    $     -   $ 94,070
  Mortgage loans held for sale             41,968         -          -          -     41,968
  Investment securities (2)                 2,913     1,246      6,551          -     10,710
  Federal funds sold                        2,500         -          -          -      2,500
                                         --------   -------    -------   --------   --------
Total Rate Sensitive Assets               113,337    13,964     21,947          -    149,248
Rate Sensitive Liabilities:
  Time deposits                            17,917    21,804      2,711          -     42,432
  Interest bearing demand deposits         47,983         -          -          -     47,983
  Savings deposits                          5,131         -          -          -      5,131
  Other demand deposits (3)                19,526         -          -          -     19,526
                                         --------   -------    -------   --------   --------
Total Rate Sensitive Liabilities           90,557    21,804      2,711          -    115,072

Cumulative GAP                           $ 22,780   $14,940    $34,176    $34,176
                                         ========   =======    =======   ========

Cumulative GAP Ratio                         1.25      1.13       1.30
                                         ========   =======    =======

  (1) Loans do not include nonaccrual loans of $9,667,000 as of December 31, 1995.

  (2) Securities are recorded at their amortized cost and mortgage back securities are included at their estimated repayment dates.

  (3) Although these demand deposits are not interest-bearing accounts, these deposits are considered to be rate sensitive because the Bank provides them with an earnings allowance which fluctuates with an interest rate index.

  As the gap analysis demonstrates, the Company is in a positive one year gap position. The Company's one year gap ratio at December 31, 1995, was 1.13% and is slightly over the acceptable range of 1.10% as determined by the Company's asset/liability policy. Due to the increase in mortgage loans held for sale over the last year and the large noninterest bearing deposit base which the company enjoys, in February 1996, the Asset Liability Committee reevaluated its gap policy and changed its acceptable range of its gap ratio to a high of 1.25%. The committee believes that due to the relative short term nature of both the Company's assets and liabilities that the change in this policy has not materially increased the Company's risk to large interest rate movements.

  While the gap analysis is a useful asset/liability management tool, it does not fully assess interest rate risk. Gap analysis does not address the effects of customer options (such as early withdrawal of time deposits and options to prepay loans) and Bank strategies, (such as delaying increases in interest rates paid on interest-bearing deposit accounts) on the Bank's net interest income. Therefore, a gap analysis is only one tool with which to analyze interest rate risk and must be reviewed in conjunction with other asset/liability management reports.

  Nonperforming Loans
  -------------------

  The Company's current policy is generally to cease accruing interest and to charge-off all accrued and unpaid interest on loans which are past due as to principal and/or interest for 90 days, or at an earlier time as Management determines timely collection of interest to be in doubt. On certain nonaccrual loans deemed by Management to be fully collectible, accrued interest is not charged-off. Additionally, loans which are 90 days or more past due may continue accruing interest if they are, in the opinion of Management and the Bank's Audit Committee, both well secured and in the process of collection. As of December 31, 1995, $328,000 of loans classified past due 90 days or more consists of FHA insured or VA guaranteed mortgage loans which have been repurchased and, in the opinion of Management, have no principal or interest loss exposure.

  Certain loans which are performing to their contractual obligation may be recorded as a nonaccrual loan. In some of these cases, the full amount of the payment received is used to reduce the principal balance of the loan and no interest income is recorded. These loans are recorded as such because in the opinion of Management and the Bank's audit committee or the opinion of the Comptroller, there are serious doubts as to the ability of the borrower to continue to comply with the present loan repayment terms. The interest income not recognized and applied to principal is only recognized when the loan is fully repaid. At December 31, 1995, the Bank had two loans totalling $2,144,000 which are being accounted for in this manner. Additionally, some loans which are performing to their contractual obligations may be carried as a nonaccrual loan, but interest income is being recognized on a cash received basis. In these cases, the loan is not accruing interest, but when a payment is received, the payment is being applied to principle and interest income as if the loan was on accrual status. At December 31, 1995, the Bank had two loans totalling $1,540,000 which is being accounted for in this manner. The Bank recognized approximately $120,000 of interest income on these loans during 1995.

  The following table sets forth the total amount of nonperforming loans and the percentage of nonperforming loans to total loans for December 31, 1995, and 1994, respectively. All dollar amounts are in thousands.

                                                                            1995                         1994
                                                                  ----------------------    --------------------------------
                                                                              Percent of                         Percent of
                                                                  Amount    Total Loans          Amount         Total Loans
                                                                  -------    -----------    -----------------    -----------
     Performing loans accounted for on a nonaccrual basis         $ 3,684        3.6%            $ 1,502             1.4%
     Nonperforming loans accounted for on a nonaccrual basis        5,983        5.7%              1,634             1.6%
     Accruing loans contractually past due 90 days or more            382         .4%                826              .8%
                                                                  -------    -----------    -----------------    -----------
     Total                                                        $10,049        9.7%             $3,962             3.8%
                                                                  =======    ===========    =================    ===========

  As of the dates shown, the Company had no loans in a current status where there were serious doubts as to the ability of the borrower to comply with the present loan repayment terms. However, on December 31, 1995, the Company had two loans totalling $3.4 million on which there is doubt as to the ability or willingness of the borrower to comply with the present loan repayment terms along with the payment of past and current property taxes. Additionally, due to the risks inherent in the Company's loan portfolio, as well as general economic conditions, Management recognizes that loans now current may become doubtful as to repayment. As of December 31, 1995, the Company had three loans totalling $3.6 million that are referred to as "troubled debt restructuring" in accordance with SFAS 15. All of these loans are performing loans which are accounted for on a nonaccrual basis. (See the table above). As of December 31, 1994, the Company had no loans that are referred to as troubled debt restructurings. As a result of placing loans on nonaccrual status, the Company did not accrue interest of approximately $650,000 and $556,000 during 1995 and 1994, respectively, which would have been earned had such loans been performing throughout the year.

  Other Real Estate Owned
  -----------------------

  The Company's policy is to acquire real estate in settlement of loans when all other repayment alternatives have been exhausted and when the Company can reasonably estimate that it can recover all or a portion of its original loan. The Company's policy is to evaluate the potential recovery based upon the fair market value of the property less estimated selling costs and any senior encumbrances which might be attached to the property. The Company's other real estate owned ("OREO") is carried at its fair market value less estimated selling costs. The following table sets forth the total amount of OREO by the original type of loan for December 31, 1995 and 1994, respectively. All amounts are in thousands.

  Original Type of Loan             1995      1994
  ---------------------            -------   -------
  Real estate                      $1,337    $4,351
  Mortgage division loans               -       171
                                   ------    ------

  Total                            $1,337    $4,522
                                   ======    ======

  The following table sets forth the type of property which is included in other real estate owned as of December 31, 1995 and 1994. All amounts are in thousands.

  Type of Real Estate             1995     1994
  -------------------            ------   ------
  Land                           $  405   $1,456
  Apartment Building                395    1,441
  Commercial and Industrial         283    1,017
  Condominium                       254      437
  Single family residence             -      171
                                 ------   ------

  Total                          $1,337   $4,522
                                 ======   ======

  Summary of Loan Loss Experience
  -------------------------------

  The Company maintains an allowance for loan losses, which is reduced by loan charge-offs and increased by loan recoveries and the provision for loan losses which are charged to operating expense. The level of the allowance for loan losses is continually evaluated and is based upon the Company's loan loss experience (using a migration analysis), performance of loans in the Company's portfolio, evaluation of collateral for such loans, cash flows or net worth of the respective borrowers or guarantors, prevailing economic conditions, and such other factors as, in Management's judgment, deserve current recognition in the estimation of loan losses.

  The Bank maintains a program which ensures that the Bank maintains an adequate allowance. The Bank's program is consistent with Banking Circular #201 (revised) dated February 20, 1992. In general, this methodology is referred to as a migration analysis. A migration analysis uses historical loan loss experience within pools of similar loans to determine the allowance necessary for each loan pool. The Bank began using this methodology for the year ended December 31, 1992 and has continued to use it on a quarterly basis since such date. In the opinion of Management, this methodology along with the methodology used prior to the adoption of this program has ensured that the allowance is adequate to absorb the known and inherent risks in the Bank's loan portfolio.

  On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by creditors
  for impairment of a loan", as amended by SFAS No. 118.   Under Statement 114,
  impaired loans subject to the statement are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The company had $9,466,000 of impaired loans as of December 31, 1995, of which the majority were collateral dependent. The Company has always measured its collateral dependent loans on the fair value of the collateral and, therefore, the adoption of these statements has not made a material impact on the Company's allowance. The total allowance for loan losses relating to impaired loans of $9,021,000 was $1,511,000 on December 31, 1995. Impaired loans for which there is no specific allowance for loan losses at December 31, 1995, is $445,000.

  The following table summarizes loan balances and changes in the allowance for loan losses arising from loan charge-offs and recoveries as of the dates and for the periods indicated. All dollar amounts are in thousands.

                                                                       Year ended December 31,
                                                                       -----------------------
                                                                         1995           1994
                                                                       --------       --------
  Balance of allowance for loan losses at beginning of period            $2,727         $3,473

  Loans changed off:
  Commercial                                                                616            800
  Consumer                                                                   32             39
  Real Estate                                                             1,097          1,350
                                                                       --------       --------
    Total loans charged-off                                               1,745          2,189

  Recoveries of loans previously charged-off:
  Commercial                                                                 62            347
  Consumer                                                                   10             38
  Real Estate                                                               102            146
                                                                       --------       --------

    Total loan recoveries                                                   174            531
                                                                       --------       --------

  Net loans charged off                                                   1,571          1,658

  Provision charged to operating expense                                  1,503            912
                                                                       --------       --------

  Balance of allowance for loan losses at end of period                $  2,659       $  2,727
                                                                       ========       ========

  Amount of loans outstanding at end of period                         $103,737       $104,926

  Average amount of loans outstanding                                  $107,713       $102,964

  Ratio of net charge-offs during the period to average loans
    outstanding during the period                                          1.46%          1.61%
                                                                       ========       ========

  Allocation of Allowance for Loan Losses
  ---------------------------------------

  In determining the level and adequacy of the allowance for loan losses, the Bank utilizes a migration analysis as recommended by the Comptroller. Due to the small size of its portfolio, the Bank Holding Company determines its allowance on a loan by loan basis. The following table sets forth the loan pools the Company utilizes and its respective allowance established. All dollar amounts are in thousands.

                                                  December 31, 1995                       December 31, 1995
                                        ---------------------------------------   ----------------------------------
                                                             Allowance                         Allowance
                                              Loan              for                 Loan          for
                                             Volume         loan losses     %      Volume     loan losses      %
                                        -----------------   -----------   -----   ---------   -----------   --------
  Classified loans
  ----------------
  Construction loans                         $  4,345          $  608     14.00%       $ 2,413    $  407    16.86%
  First trust deed loans                        7,414             887     11.96%         9,310       876     9.41%
  Real estate commercial borrowers              2,887             538     18.63%         2,166       234    10.80%
  Guaranteed mortgage loans                         -               -         -%         1,217        46     3.78%
  All other loans                               1,491             139      9.32%         3,867       442    11.43%
                                             --------          ------     -----        -------    ------    -----
  Total classified loans                     $ 16,137          $2,172     13.46%       $18,973    $2,005    10.57%
                                             --------          ------     -----        -------    ------    -----

  Remaining loan portfolio
  ------------------------
  Construction loans                         $  9,073          $    -         -        $11,814    $  100      .85%
  First trust deed loans                       16,607              91       .55%        16,838        35      .01%
  Guaranteed mortgage loans (1)                   561               -         -              -       200        -
  All other loans                              61,359             396       .65%        57,301       336      .59%
                                             --------          ------     -----        -------    ------    -----
  Total                                      $103,737          $2,659      2.56%      $104,926    $2,727      2.60%
                                             ========          ======     =====       ========    ======    ======

  (1) Loans sold under recourse provision - see mortgage banking section page
      18.


  Deposits
  --------

  The average amounts of deposits and the average rates paid thereon for the periods indicated are summarized below. The Bank does not have any significant foreign deposits. All dollar amounts are in thousands.

                                                         December 31, 1995     December 31, 1994
                                                        -------------------   -------------------
                                                        Average    Average    Average    Average
                                                        Balance      Rate     Balance      Rate
                                                        --------   --------   --------   --------
  Noninterest-bearing demand deposits                   $ 51,140         0%   $ 64,693         0%
  Interest-bearing demand deposits                        49,241       2.6%     50,974       2.3%

  Savings deposits                                         5,711       2.7%      6,205       2.7%
  Time certificates of deposit of $100,000 or more        18,269       5.5%     15,337       4.1%
  Other time deposits                                     18,754       5.0%     18,219       3.6%
                                                        --------              --------
  Total                                                 $143,115              $155,428
                                                        ========              ========

  The following table shows the maturity schedule of time certificate of deposits of $100,000 or more at December 31, 1995.

  Three months or less          $10,605
  Over 3 through 12 months        9,441
  Over 12 months                    407
                                -------

     Total                      $20,453
                                =======

  Return on Equity and Assets
  ---------------------------

  The following table sets forth certain consolidated financial ratios relative to the Company's consolidated financial performance for the periods indicated:

                                             Year ended December 31,
                                             -----------------------
                                                1995        1994
                                                -----      ------
  Net interest spread on average assets          6.0%       5.2%
  Return on average assets                       1.3%      (.77%)
  Return on average equity                      14.7%      (9.9%)
  Dividend payout rate                          None       None
  Average equity to average assets              8.70%      7.73%

  Short-Term Borrowings
  ---------------------

  The Company had no category of short-term borrowings of which the average balance for the year was greater than 30% of consolidated shareholders' equity at December 31, 1995 or 1994.

  Item 2.  PROPERTIES
  -------------------

  As of December 31, 1995 the Company leases seven properties. The properties are used as administrative offices, branch offices, and mortgage banking offices. In February 1995, the Company terminated the remaining three years of its lease of its Santa Ana location. The net cost to the Company for this early termination was approximately $50,000. Neither the Company, nor any of its subsidiaries other than the Bank, lease or own any real property. All of the leased premises are suitable for their intended use. In the opinion of Management, all of the leased properties are adequately insured. The following table sets forth certain information with respect to leases of the Company.

                                                             Lease                         1995
                                                  Square   Expiration   1995 Rental     Effective
  Location                                         Feet       Date        Expense     Lease Rate (5)
  --------                                        ------   ----------   -----------   --------------
  Branch Offices
  --------------
  4665 MacArthur Court, Newport Beach (1)         17,130     12/31/00      $380,000           $1.85
  15615 Alton Parkway, Suite 100, Irvine (2)       4,757     10/31/98       106,000            1.85
  8501 Wilshire Boulevard, Beverly Hills           6,698     10/31/96       184,000            2.29
  1045 West Katella Boulevard, Orange (3)          7,465      2/28/99       130,000            1.45

  Mortgage Banking and Administrative Offices
  -------------------------------------------
  41 Corporate Park, Irvine                       14,664      3/31/99       158,000            1.20

  Mortgage Loan Production Offices
  --------------------------------
  5225 Canyon Crest Drive, Riverside (4)           1,036      7/31/98        14,000            1.10
  4041 North Central Avenue, Phoenix AZ              850      Monthly         6,000            1.18

(1) The Bank has subleased approximately 5,000 square feet of these premises and received rental income from the sublease of $61,000 during 1995. This sublease expired on December 31, 1995. The Bank subleased approximately 2,500 square feet of this space to a new tenant on a month to month basis effective February 1, 1996. Senior Management and loan administration occupies approximately 2,500 square feet of the Newport Beach location.

  (2) The Bank's financial service department utilizes approximately 2,000 square feet of the Irvine Spectrum location.

  (3) Approximately 2,000 square feet of this location is utilized for the Bank's data processing center.

  (4) The Bank has the option to cancel this lease with 60 days written notice.

  (5) Calculated as monthly charge per actual square foot over the life of the lease.

Item 3.   LEGAL PROCEEDINGS
- ---------------------------

  There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their respective properties are subject, other than ordinary routine litigation incidental to the Bank's business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

  During the Company's Annual Meeting of Shareholders, the shareholders amended the by-laws to reduce the number of Directors to not less than five (5) nor more than eleven (11), elected all of the nominees of the Board of Directors, approved the 1995 Incentive Stock Option Plan and approved the appointment of the independent public auditors for 1995.

                                    PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- -------------------------------------------------------------------------------

  The Company's common stock is not presently trading in an "established public trading market". The Company is aware of four security dealers who seek to handle trades in its stock: Mitchell Securities Corporation of Portland, Oregon, Burford Capital of Glendale, California, Cruttenden & Company of Newport Beach, California, and Hoefer & Arnett of San Francisco, California. The approximate number of shareholders as of January 1, 1995 was 300. The following table shows the range of bid quotations for each quarter within the last two fiscal years. Such over-the-counter quotations are to the best knowledge of Management and reflect interdealer prices, without retail mark up, mark down or commissions and may not necessarily represent actual transactions. To date, the Company has not paid dividends on any of its shares.

                            HIGH     LOW
  Fourth Quarter, 1995      $5.25   $4.50
  Third Quarter, 1995        4.50    4.25
  Second Quarter, 1995       4.25    3.50
  First Quarter, 1995        4.00    3.50

  Fourth Quarter, 1994       4.00    3.00
  Third Quarter, 1994        4.00    3.00
  Second Quarter, 1994       4.00    3.00
  First Quarter, 1994        5.00    3.00
  -----------------------   -----   -----

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

  SUMMARY
  -------

  The Company reported a net profit of $2,041,000 in 1995 compared to a net loss of $1,301,000 in 1994. The 1995 net income is the highest earnings the Company has reported since its inception in 1982. The dramatic reversal in earnings was a result of an increase in volume of the Bank's residential mortgage division along with a increase in the Bank's net interest margin and a reduction of noninterest expenses. The Bank's residential mortgage division contributed $1,123,000 to profit during 1995 compared to a loss of $800,000 during 1994. The loss by this division in 1994 was due to the increasing interest rate environment and the corresponding reduction of the loan refinancing business. In 1995, with a reduced staffing level, the mortgage division recaptured a significant share of the purchase money mortgage marketplace. The increase in net interest income in 1995 compared to 1994 was a result of a higher volume of loans along with an increase in interest rates charged on loans. The decrease of noninterest expenses was a result of various cost containment policies which were installed during 1994 and fully reflected in 1995. Despite the record earnings, the high level of nonperforming assets present in 1994 has carried into 1995. The high level of nonperforming and classified assets required an increase in the contribution to the allowance for loan losses (allowance) in 1995 compared to 1994.

  During the year ended December 31, 1995, the Company had total average assets of $159.4 million, total average loans of $107.7 million and total average deposits of $143.1 million compared to total average assets of $169.6 million, total average loans of $102.9 million and total average deposits of $155.4 million during the year ended December 31, 1994. The decrease in average assets and average deposits in 1995 compared to 1994 is primarily due to a reduced level of deposits from the Bank's escrow customers. This reduction was due to one large escrow customer leaving the bank along with a general decrease in escrow deposits due to the reduction of real estate transactions in Southern California. The Bank continued the trend set in 1994 of moderate commercial loan growth with an increase in average loans of 4.7% in 1995. The 1995 increase in loans is a result of the Bank's increased marketing effort and by a modestly improving Southern California economy.

  A majority of the Bank's marketplace is located in Orange County, California. In December 1994, due to a major loss in its investment fund, Orange County declared bankruptcy. The Company had no investments with the County and management has not seen, nor does it expect to see, the bankruptcy to have a significant impact on the Company's operations or loan portfolio.

  RESULTS OF OPERATIONS
  ---------------------

  Return (loss) on average assets was 1.28% in 1995, compared to (.77%) in 1994. Return (loss) on stockholder's equity was 16.7% in 1995 compared to (9.0%) in 1994. The Bank comprises substantially all of the assets of the Company and contributes most of the earnings or losses for the Company. The Bank earned $2,082,000 in 1995 compared to a loss of $1,144,000 in 1994. The Bank Holding Company (BHC) lost $41,000 in 1995 compared to a loss of $157,000 in 1994.
  The reduction in the BHC losses is a result of a sharp reduction in the expenses of the BHC.

  Although fee generating activity such as the Bank's mortgage division and the Bank's SBA division are an integral part of the Company, the Company's primary source of revenue will continue to be its net interest margin. The Company's net interest margin as a percent of total average earning assets was 6.5% in 1995 compared to 5.8% in 1994. The increase in the net interest margin was due to an increase in higher yielding assets such as loans and mortgage loans held for sale along with the increase of the prime lending rate in 1995 compared to 1994. Due to the actions of the Federal Reserve Bank (FRB), in 1995 the prime lending rate increased from 8.5% to 9.0% and then back down to 8.5%. The average 1995 prime lending rate was higher than the average prime lending rate in 1994. A significant portion of the Bank's loans are based on a variable interest rate tied to prime.

  NET INTEREST INCOME
  -------------------

  Net interest income before the provision for loan losses totalled $9,502,000 in 1995 compared to $8,744,000 in 1994. The increase of net interest income of $758,000 in 1995 compared to 1994 was due to an increase in interest income which was partially offset by an increase in interest expense. The increase of interest income was due to the increase in interest rates on loans and other interest earning assets along with an increase in the average loan and mortgage loan outstanding. These increases were partially offset by a decrease in the average balance of investment securities and federal funds sold. The increase of interest expense was primarily due to an increase of interest rates on interest-bearing deposits, and partially due to an increase in the volume of the deposits.

  The average yield on total interest bearing assets was 8.8% in 1995 compared to 7.6% in 1994, an increase of 120 basis points. The primary reasons for the increase in average yield was an increase in the average interest rates earned on loans, fed funds sold and securities available for sale, and an increase in the volume of mortgage loans held for sale and on loans held. Average mortgage loans held for sale in 1995 were $21.7 compared to an average of $13.4 million during 1994. The average cost of interest bearing liabilities was 3.7% in 1995 compared to 2.9% in 1994, an increase of 80 basis points.
  The increase was primarily attributed to the increase in interest rates paid on interest bearing demand deposits and time deposits along with an increase in the volume of time deposits.

  PROVISIONS FOR LOAN LOSSES
  --------------------------

  The Company's provision for loan losses was $1,503,000 in 1995 compared to $912,000 in 1994. This resulted in an allowance of $2,659,000 at December 31, 1995 compared to $2,727,000 at December 31, 1994. The increase in the provision for 1995 was a result of, among other factors, an increase in the classified and nonaccrual loans in 1995 compared to 1994.

  Nonaccrual loans were $9.7 million on December 31, 1995 compared to $3.1 million December 31, 1994. As of December 31, 1995, approximately $3.7 million of the nonaccrual loans were current on loan payments, and during 1995, the Bank recognized approximately $120,000 of interest income on nonaccrual loans of approximately $1.5 million. Although current on loan payments, these loans still exhibit certain weaknesses such as delinquent property taxes, collateral deficiencies and insufficient cash funds. During the third quarter of 1995, the Company experienced a reversal of a two year trend which saw the Company reduce classified and nonaccrual loans. This reversal is primarily due to two borrowers whose loans total approximately $3.0 million. Although placed on nonaccrual, Management does not anticipate a principle loss on these loans. During January 1996, one of these loans, totalling $1.4 million was paid in full. Management is working on reducing the nonperforming assets and anticipates a reduction in this level during the next year. A moderate turnaround in the economy should help Management reduce the levels of nonperforming assets.

  The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan levels and Management analysis of current economic conditions. As an integral part of its examination process, the Comptroller reviews the Bank's allowance. The Comptroller may require the Bank to recognize additions to the allowance based upon judgements different from those of Management. Management believes that the allowance at December 31, 1995 is adequate to absorb the inherent risks in the Company's loan portfolio. Nevertheless, due to the high level of nonperforming loans, there still exists substantial inherent risk in the current loan portfolio and the moderate improvement in the local economy could
  be short term.    The table below provides more specific data relative to the
  Company's allowance and nonperforming assets. All dollar amounts are in thousands.

                                                           DECEMBER 31, 1995    DECEMBER 31, 1994
  Allowance for possible loan losses                            $ 2,659              $ 2,727

  Loans past due 90 days or more and accruing                       382                  826

  Nonaccrual loans                                                9,666                3,136

  Classified loans                                               20,534               18,973

  Troubled debt restructuring (Included in nonaccrual             3,589                    -
    and classified loans)

  Other real estate owned                                         1,336                4,522

  Allowance for possible loan losses as a percent of:
    Total loans                                                     2.6%                 2.6%
    Loans past due 90 days or more and accruing                     696%                 330%
    Nonaccruing loans                                                28%                  87%
    Classified loans                                               12.9%                14.4%

  Nonperforming loans and real estate owned
    as a percent of total assets:                                   6.3%                 4.9%


  OTHER INCOME
  ------------

  Loan fees, mortgage loan processing fees, premiums earned on the sale of mortgage loans and SBA loans, and service charges and other fees charged to Bank customers continue to be the primary components of other income in 1995 and 1994. Mortgage division gross income was $5,708,000 in 1995, an increase of 73% from the 1994 gross income of $3,302,000. The increase in the mortgage division's gross revenue was a direct result of an increase in the volume of mortgage loans originated and sold. The increased volume is a result of a reduction in the Southern California marketplace of mortgage lenders along with the division's reputation for quality service and 48 hour loan approval. During 1995, the division funded $366 million of loans compared to $199 million in 1994. Unlike 1993's volume, which was heavily weighted in refinancing and which fell dramatically in 1994 due to the sharp increase in interest rates, 1995's volume was primarily purchase money loans which are less volatile in increasing interest rate environments. During the fourth quarter of 1995, the mortgage division funded a record $122 million of loans. If the interest rate environment remains stable, and as long as the Southern California economy is not thrown back into a recession, Management anticipates the increased volume of mortgage loans to continue.

  During 1995, the Bank's SBA department had gross fee income of $240,000 compared to $274,000 in 1994. Including loan servicing income and interest income on loans, the SBA department contributed $232,000 to net profit compared to a contribution of $165,000 in 1994. The elimination of SBA loan refinancing and other legislative changes to the SBA program was a major factor in the reduced volume of SBA loans processed and sales premiums earned in 1995 compared to 1994. During 1995, the Bank received a Certified Lending status with the SBA and anticipates applying for and receiving the SBA's Preferred Lender status during 1996.

  OTHER EXPENSES
  --------------

  Total other expenses were $12,595,000 in 1995, a decrease of 5% from the 1994 other expenses of $13,213,000. The decrease of $618,000 between 1995 and 1994 is due to a decrease in the Company's overall operating expenses of $770,000 (8%) which was partially offset by the increase of $152,000 in the Bank's residential mortgage division expenses. The increase in the mortgage division expenses was due to increased commission expenses, which is a direct result of an increase in the loan activity of the department. Without commission expense, the mortgage department expenses decreased $45,000 despite the 73% increase in gross revenues.

  The decrease in the Company's other operating expenses were primarily due to decreases in insurance expenses, occupancy costs, other real estate owned expenses, and other deposit expenses. The decrease in insurance expense was primarily due to the reduction of FDIC insurance rates along with the reduction of business insurance costs. Although the Company enjoyed a decrease in FDIC insurance in 1995, the Company expects to incur a nonrecurring increase during 1996. A portion of the Bank's deposits are insured under the Savings Association Insurance Fund ("SAIF"). Proposed legislation, which is anticipated to become effective in 1996, would charge the Bank a one time SAIF recapitalization fee of approximately $350,000 to $450,000.

  The decrease in occupancy cost is primarily the result of the elimination of the Santa Ana location in 1994. Expenses on other real estate owned (OREO) totaled $246,000 during 1995 a decrease of $128,000 (34%) from 1994's expenses of $374,000. These expenses are associated with operating expenses of the OREO such as property taxes, and repairs and maintenance, along with reductions in estimated fair market values and losses on disposition of the real estate. The decrease in this expense was a result of the decreased level of OREO along with the stabilization of real estate values. The decrease in other deposit expense is a result of the decrease of noninterest bearing demand deposits for which the Bank provides an earnings allowance and purchases external services on behalf of these customers. The decrease in these deposits was partially offset by the increase of the earnings allowance on these deposit accounts.

  PROVISION FOR INCOME TAXES
  --------------------------

  The Company recognized an income tax benefit of $98,000 during 1995 compared to no benefit in 1994. The income tax benefit recorded in 1995 was due to the Company recognizing a tax refund on a carryback of its past net operating losses. The Company did not record any income tax benefit based upon the future tax benefits of its net operating loss carryforward. As of December 31, 1995, the Company has Federal and State net operating loss carryforwards of $901,000 and $34,000, respectively, which can be used to offset future Federal and State taxable income. Effective January 1, 1996, the Company expects to begin accruing income tax expense on pre-tax income above approximately $2.2 million.

  LIQUIDITY
  ---------

  Liquidity as its relates to the BHC represents the ability to obtain funds to support investment activities and operating needs. The BHC's principal sources of funds are its cash balances and loan portfolio, as well as its ability to raise capital by selling additional shares of common stock. Another common source of liquidity to a bank holding company is cash dividends from its subsidiary bank. Currently, the Bank is restricted from paying dividends to the BHC without prior regulatory approval. As of December 31, 1995, the BHC has cash balances of $772,000. In January 1996, the Board of Directors approved a stock buy back program which would allow the BHC to purchase up to $1.0 million of stock without reducing the BHC working capital to below $250,000. The BHC's cash balances, along with the interest income generated from its loan portfolio, will easily support its 1996 operating requirements.

  Liquidity as it relates to banking, represents the ability to obtain funds to meet loan requirements and to satisfy demand for deposit withdrawal. The principal source of funds that provide liquidity to the Bank are cash balances, federal funds sold, securities available for sale and a portion of mortgage loans held for sale. At December 31, 1995, the Bank's liquid assets totalled 28.2% of total assets compared to 20.8% at December 31, 1994. The Bank's loan-to-deposit ratio at December 31, 1995 was 65.0% as compared to 72.5% at December 31, 1994. The increases in these liquidity ratios are the result of the increase in the Bank's deposits of $15.4 million (10.8%) from December 31, 1994 to December 31, 1995. A large portion of the Bank's deposits consist of deposits maintained by escrow companies and, to a lesser degree, title insurance companies. At December 31, 1995, escrow and title insurance companies' deposits totalled approximately $23.0 million or 14.5% of total deposits. This compared to escrow and title insurance deposits of approximately $25 million or 17.2% of total deposits at December 31, 1994.
  The Bank's policy is to maintain these deposits at a level not to exceed 25% of total deposits. The Bank monitors the deposit levels of this group closely. During the years ended December 31, 1995, and 1994, 37.7% and 49.7%, respectively of these deposits were generated by the largest three customers.

  To cushion against unanticipated fluctuations in its liquidity position, the Bank has the ability to borrow against its securities available for sale and has secured a secondary line of credit with the FRB of approximately $900,000 as of December 31, 1995. Additionally, a portion of the Bank's mortgage loans held for sale, while not considered a primary source of liquidity, can significantly aid in the Bank's ability to meet its liquidity requirements.
  At any time during the year, a substantial portion of the investment in mortgage loans held for sale are sold and scheduled to be purchased within ten business days. The bank monitors the level of its investment in mortgage loans held for sale very closely and can adjust a portion of this level according to its liquidity needs.

  CAPITAL RESOURCES
  -----------------

  The capital adequacy of a financial institution is generally measured by relating the amount of capital to total assets. Risk-based capital guidelines require that each bank and bank holding company maintain a minimum ratio of core capital and total capital to risk-weighted assets of 4% and 8%, respectively. Leverage capital guidelines serve as a backstop to the risk-based capital rules, and require every bank holding company, as well as every bank, to maintain a minimum level of equity to adjusted assets of 4%. At December 31, 1995 and 1994, the Company's and the Bank's capital ratios were in excess of all the minimum required levels. The federally mandated minimum capital requirements and the actual capitalization of the Company and the Bank are set forth below.

                                                                   1995                      1994
                                                           ----------------------   ----------------------
                                                            Pacific       PNB        Pacific       PNB
                                                           National    Financial    National    Financial
                                 Regulatory Requirement      Bank        Group        Bank        Group
                                 -----------------------   ---------   ----------   ---------   ----------
  Leverage Capital Ratio                  4.0%                7.7%         9.1%        6.9%         7.9%

  Risk Based Capital
        Tier I Capital                    4.0%               10.4%        12.3%        9.5%        10.9%
        Tier II Capital                   8.0%               11.7%        13.4%       10.7%        12.2%

  Management has demonstrated its ability and commitment to maintaining capital at a sufficient level to assure shareholders, customers and regulators that the Company and the Bank are financially sound.


Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ---------------------------------------------------

  See index to consolidated financial statements at page 39 of this report.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -----------------------------------------------------------------------
        FINANCIAL DISCLOSURES
        ---------------------

  During 1994, the Company changed its independent accountants to McGladrey & Pullen, LLP. For further information, refer to Form 8-KSB/A which was filed June 20, 1994.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
- ---------------------------------------------------------------------

  As of December 31, 1995, the Board of Directors of the Company consists of four (4) members, all of whose terms expire at the next annual meeting of shareholders. In September, 1995, Mr. David Stein resigned from the Board of Directors. On March 6, 1996, the Board appointed G. Mitchell Morris as director to fill the vacancy created by Mr. Stein's resignation. Executive officers of the Company serve at the pleasure of the Board of Directors. The following table sets forth certain information concerning the directors and executive officers of the Company.

                                                                       Shares of Common
                                                                     Stock Owned Directly   Percentage of Total
                                Position in PNB       Served           or Beneficially       Shares Outstanding
                                Financial Group       Since    Age    as of Dec 31, 1995     as of Dec 31, 1995
                            -----------------------   ------   ---   --------------------   --------------------
  Allen C. Barbieri         Director/President/CEO     1994     37           50,149                 2.29%
  Martin T. Hart            Director                   1990     60           90,960                 4.16%
  Doug L. Heller            Chief Financial Officer    1990     38            6,767                  .31%
  G. Mitchell Morris        Director                   1996     75           40,000                 1.83%
  Jon A. Salquist           Director                   1995     51           56,516                 2.58%
  Bernard E. Schneider      Director/Chairman          1991     50              400                  .02%

  A brief summary of the background and business experience of each of the above persons during the past five years is set forth below.

  Allen C. Barbieri has been the President and Chief Executive Officer of the
  -----------------
  Bank since 1994, and is currently the President and Chief Executive Officer of the Company. Mr. Barbieri has worked in the banking industry since 1986. He received a Masters Degree in Business/Finance from the Massachusetts Institute of Technology (MIT) in 1987.

  Martin T. Hart is an active private investor.  He serves on numerous Boards of
  --------------
  Directors of private and publicly held companies.

  Doug L. Heller has been the Executive Vice President and Chief Financial
  --------------
  Officer of the Bank, and Chief Financial Officer of the Company since 1990. Mr. Heller graduated from the University of Colorado Business School in 1979 and earned his certified public accountant license in 1983.

  G. Mitchell Morris is retired and a private investor.
  ------------------

  Jon A. Salquist is an active private investor.  He holds a Masters Degree from
  ---------------
  Stanford University.

  Bernard E. Schneider is a partner and an attorney with the international law
  --------------------
  firm of McDermott, Will and Emery. During 1995 Mr. Schneider served as Chairman of the Board of the Company and the Bank.

Item 10.  EXECUTIVE COMPENSATION
- --------------------------------

 The total compensation paid or accrued by the Company and the Company's subsidiaries for the years ended December 31, 1995, 1994 and 1993, to the Company's Chief Executive Officer ("CEO") and the four most highly compensated executive officers ("Named Executive Officers") for the years ended December 31, 1995 are presented below in the summary compensation table. The Company has no stock appreciation rights ("SARS"), restricted stock awards or LTIP payouts.

                                                                            Other
                                                                           Annual
Name (1)                   Year          Salary           Bonus           Comp.(2)          Options
- --------                   ---           ------          --------         -------           -------
Bernard E. Schneider       1995          $ 60,000         $     0         $    0                  0
                           1994            90,000               0              0             40,000
                           1993            67,000               0              0                  0

Allen C. Barbieri          1995           131,000          35,000          1,493                  0
                           1994           131,000               0            298             50,000

Doug L. Heller             1995           120,000          20,000            808                  0
                           1994           120,000               0          3,676             13,750
                           1993           116,500           4,000          9,000                  0

Allan Gibson               1995           120,000          10,000          1,831                  0
                           1994           120,000               0          3,161             10,000
                           1993           120,000           2,266              0                  0

Herb Reynolds              1995           125,812           5,000          1,391                  0
                           1994           129,058               0          6,147                  0
                           1993           119,374               0              0                  0
(1) Bernie E. Schneider   Chairman of the Board of Pacific National Bank and the Company
    Allen C. Barbieri     President and Chief Executive Officer of Pacific National Bank and the Company
    Doug L. Heller        Executive Vice President and Chief Financial Officer of Pacific National Bank,
                          Chief Financial Officer of the Company
    Allan Gibson          Executive Vice President and Chief Operating Officer of Pacific National Bank
    Herb Reynolds         Executive Vice President of Pacific National Bank

(2) Automobile allowance and other fringe benefits.

    During 1995, the Company did not grant any stock options, SARS nor did it award any compensation under any long-term incentive plan to the named executive officers. During 1995, the named executive officers did not exercise any stock options. The following table sets forth the number of unexercised stock options, along with the value of unexercised in-the-money options as of December 31, 1995 for the named executive officers. For the purpose of calculating the value of unexercised in-the-money options, the fair market value of the Company's stock was estimated at $4.87 per share based upon the average price paid for the Company's stock as reported by Mitchell Securities.

                           Shares                Number of Unexercised    Value of Unexercised
                          Acquired                      Options           in-the-money options
                             on                       at FY-End(#)            at FY-End($)
                          Exercise     Value          Exercisable/            Exercisable/
Name                         (#)      Realized       Unexerciseable          Unexerciseable
- -----------------------   ---------   --------   ----------------------   ---------------------
Bernard E. Schneider         N/A        N/A             40,000/0               $55,000/0
Allen C. Barbieri            N/A        N/A             50,000/0                68,750/0
Doug L. Heller               N/A        N/A             20,000/0                27,500/0
Allan Gibson                 N/A        N/A             10,000/0                13,750/0
Herb Reynolds                N/A        N/A              1,250/0                 1,719/0

  On April 1, 1994, the Bank entered into an employment agreement with Allen Barbieri which set forth the terms and conditions under which Mr. Barbieri would be employed by the Bank. Other than a termination agreement, this agreement is consistent with all normal employment policies of the Bank. The agreement sets forth that Mr. Barbieri's initial term of employment shall be for two years and shall be extended by the Board for additional successive terms of one year. The Board may terminate Mr. Barbieri's employment for cause without any additional compensation at any time during the term of the agreement. If Mr. Barbieri's employment is terminated by the Bank without cause, or if the Bank gives written notice to Mr. Barbieri of its intention not to renew for a successive term, then the Bank will pay Mr. Barbieri his full salary which would have been paid to him for the remainder of the initial term or successive terms, as applicable, but not less than 12 months in any case.

  The Company compensates its outside Directors for their participation in Board of Directors meetings along with other committee meetings. The amount for each committee is based upon several factors including an estimation of the time devoted to the preparation of each meeting and the length of time at each meeting. Due to the extra time devoted, the chairman of each committee is compensated double the normal committee fee. The schedule below sets forth the compensation which each outside Director was paid during 1995 for his participation in each committee meeting along with the frequency of each committee meeting.

Committee                                   Company   Fee    Frequency
- ---------                                   -------   ----   ---------
  Board of Directors                        BHC       $  0   Quarterly
  Board of Directors                        Bank       350   Monthly
  Audit Committee                           Bank       250   Monthly
  Loan Committee                            Bank       150   Weekly
  Asset Liability Committee                 Bank       100   Monthly
  Community Reinvestment Act Committee      Bank       150   As needed
  Compensation Committee                    Bank       125   As needed

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

  Information concerning common stock ownership of each of the Company's directors and executive officers is discussed in Item 9, Directors, Executive Officers, Promoters and Control Persons, which is incorporated herein by reference. As of December 31, 1995, all directors of the Company and its subsidiary as a group beneficially own 421,237 shares or 19.3% of the total shares outstanding. Mr. Terry M. Giles, 1272 Peacock Hill, Santa Ana, California 92705, owns 1,043,009 shares or 47.7% of common stock of the Company. Mr. Giles stock is subject to an option agreement which is more fully described below. Mr. David Stein of Mallorca, Spain owns 121,700 shares or 5.56% of the common stock of the Company. Other than the persons listed in
  Item 9, Mr.

  Giles and Mr. Stein were the only persons who are known to the Company to be the beneficial owner of more than five percent of the Company's common stock as of December 31, 1995.

  In February, 1995, Mr. Giles sold 225,000 common shares and granted an option to purchase an additional 1,192,006 common shares to a group of six individuals. This was an arms length transaction at prices negotiated and determined to be fair market value. The group of six, which includes the
  following directors of the Company and the Bank:   Mr. Barbieri, Mr. Heller,
  Mr. Hart, and Mr. Salquist, would control over 65% of the outstanding shares of the Company if the option is exercised. On October 17, 1995, the Federal Reserve approved the Company's change of control application which was applied for as a result of this option. During the option term, the voting of the option shares is governed by an agreement which states that if the optionor and optionee do not agree, the vote will be decided by a third party. The option is exercisable until October 17, 1997 or, in the event that the Company or the Bank has entered into a definitive letter of intent or agreement involving a sale of assets or stock, merger or other business combination requiring regulatory approval, for such additional period equal to the regulatory review period plus three business days.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

  Certain Directors of the Company directly, and through the companies with which they are associated, are customers of, and have banking transactions with, the Bank in the ordinary course of its business. These Director related loans, made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons. Such loans did not involve more than the normal risk of collectibility or present other unfavorable features to the Bank. As of December 31, 1995 the loans outstanding to officers, directors and affiliates were 39.3% of the Company's total stockholders' equity and 5.8% of the Company's total loan portfolio.

  The Bank leased its Santa Ana facility from a general partnership of which Terry M. Giles, the Company's majority shareholder, is the majority partner. The remaining three years of this lease, including the obligation to pay rents of approximately $530,000 was terminated in February 1995 at a net cost to the Company of $50,000.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

  Index to Consolidated Financial Statements
  ------------------------------------------

  The table below indicates the pages in this report where the consolidated financial statements of PNB Financial Group and the 1995 and 1994 report of McGladrey & Pullen, LLP independent auditors, are located.

                                                        Page(s)
                                                        -------
  Report of Independent Auditors for 1995 and 1994         41

  Consolidated Balance Sheets                           42-43

  Consolidated Statements of Operations                 44-45

  Consolidated Statements of Stockholders' Equity          46

  Consolidated Statements of Cash Flows                    47

  Notes to Consolidated Financial Statements            48-64

  Exhibits:
  --------

  See index to exhibits at page 66 of this Form 10-KSB.


  Reports on Form 8-K
  -------------------

  During the last quarter of 1995, the Company filed a report on form 8-KSB in response to Item 1, change in control of registrant. This report was filed on October 18, 1995 and discussed the Federal Reserve's response to the change in control application.

                    [LETTERHEAD OF MCGLADREY & PULLEN, LLP]

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PNB Financial Group
Newport Beach, California

We have audited the accompanying consolidated balance sheets of PNB Financial Group and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PNB Financial Group and subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                              /s/ McGLADREY & PULLEN, LLP
                                              McGLADREY & PULLEN, LLP

Anaheim, California
January 19, 1996

                              PNB FINANCIAL GROUP

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

ASSETS                                                1995            1994
                                                  -------------   -------------
Cash and due from banks (Note 12)                 $ 13,814,000    $  9,836,000
Federal funds sold                                   2,500,000       3,000,000
                                                  ------------    ------------

        Total cash and cash equivalents             16,314,000      12,836,000

Securities available for sale (Note 2)              10,626,000      19,129,000

Mortgage loans held for sale (Notes 3 and 8)        41,968,000      12,448,000

Loans (Note 3):
 Commercial                                         55,291,000      57,741,000
 Real estate and construction                       38,985,000      36,395,000
 Consumer                                            9,461,000      10,790,000
                                                  ------------    ------------
                                                   103,737,000     104,926,000
 Allowance for loan losses                          (2,659,000)     (2,727,000)
                                                  ------------    ------------

        Loans, net                                 101,078,000     102,199,000

Premises and equipment, net (Note 4)                 1,340,000       1,735,000

Other real estate owned                              1,337,000       4,522,000

Other assets                                         2,129,000       2,716,000
                                                  ------------    ------------

        Total assets                              $174,792,000    $155,585,000
                                                  ============    ============

See Notes to Consolidated Financial Statements.

                              PNB FINANCIAL GROUP

                           December 31, 1995 and 1994

LIABILITIES AND STOCKHOLDERS' EQUITY                     1995            1994
                                                     -------------   -------------
Deposits:
 Noninterest bearing demand                          $ 61,757,000    $ 58,719,000
 Interest bearing:
   Demand                                              47,983,000      45,080,000
   Savings                                              5,131,000       6,582,000
   Time certificates of deposit of $100,000
      or more                                          20,453,000      16,336,000
   Other time deposits                                 21,979,000      15,742,000
                                                     ------------    ------------

            Total deposits                            157,303,000     142,459,000

Other liabilities                                       2,261,000         869,000
                                                     ------------    ------------

            Total liabilities                         159,564,000     143,328,000
                                                     ------------    ------------

Commitments and contingency (Notes 3, 5 and 12)

Stockholders' equity (Notes 6 and 12):
 Common stock, no par value; 20,000,000 shares
   authorized; 2,187,933 and 2,186,933 shares
   issued and outstanding at December 31, 1995
   and 1994, respectively                              16,134,000      16,129,000
 Accumulated deficit                                     (822,000)     (2,863,000)
 Unrealized loss on securities available for
   sale (Note 2)                                          (84,000)     (1,009,000)
                                                     ------------    ------------

        Total stockholders' equity                     15,228,000      12,257,000
                                                     ------------    ------------

Total liabilities and stockholders' equity           $174,792,000    $155,585,000
                                                     ============    ============

See Notes to Consolidated Financial Statements.

                              PNB FINANCIAL GROUP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1995 and 1994

                                                      1995           1994
                                                  ------------   ------------
INTEREST INCOME
 Interest and fees on loans                       $12,016,000    $ 9,825,000
 Interest on investment securities                    762,000      1,230,000
 Interest on federal funds sold                       128,000        301,000
 Interest on deposits in other banks                        -         40,000
                                                  -----------    -----------

        Total interest income                      12,906,000     11,396,000
                                                  -----------    -----------

INTEREST EXPENSE
 Demand                                             1,315,000      1,198,000
 Savings                                              154,000        168,000
 Time certificates of deposit of $100,000
   or more                                          1,003,000        630,000
 Other time deposits                                  932,000        656,000
                                                  -----------    -----------

        Total interest expense                      3,404,000      2,652,000
                                                  -----------    -----------

NET INTEREST INCOME BEFORE
 PROVISION FOR LOAN LOSSES                          9,502,000      8,744,000

PROVISION FOR LOAN LOSSES
 (Note 3)                                           1,503,000        912,000
                                                  -----------    -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                          7,999,000      7,832,000
                                                  -----------    -----------

OTHER INCOME
 Commissions and other revenue from mortgage
   banking operations (Note 8)                      5,708,000      3,302,000
 Service charges, fees and other                      642,000        529,000
 Gain (loss) on sales of investment
   securities (Note 2)                                (51,000)       (25,000)
 Premium earned on sales of SBA loans                 240,000        274,000
                                                  -----------    -----------

        Total other income                          6,539,000      4,080,000
                                                  -----------    -----------

See Notes to Consolidated Financial Statements.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994

                                               1995           1994
                                           ------------   ------------
OTHER EXPENSES
 Mortgage banking operations (Note 8)      $ 4,175,000    $ 4,023,000
 Salaries and employee benefits              3,635,000      3,622,000
 Occupancy (Note 5)                          1,675,000      1,824,000
 Other deposit expense                         944,000      1,064,000
 Insurance                                     541,000        767,000
 Professional services                         452,000        552,000
 Legal                                         292,000        341,000
 Other real estate owned expense               246,000        374,000
 Supplies                                      171,000        222,000
 Business development expense                  126,000        183,000
 Auto                                           68,000         90,000
 Miscellaneous                                 270,000        151,000
                                           -----------    -----------

        Total other expenses                12,595,000     13,213,000
                                           -----------    -----------

INCOME (LOSS) BEFORE BENEFIT FROM
 INCOME TAXES                                1,943,000     (1,301,000)

BENEFIT FROM INCOME TAXES (Note 7)             (98,000)             -
                                           -----------    -----------

NET INCOME (LOSS)                          $ 2,041,000    $(1,301,000)
                                           ===========    ===========

NET INCOME (LOSS) PER SHARE                       $.91          $(.59)
                                           ===========    ===========

See Notes to Consolidated Financial Statements.

                              PNB FINANCIAL GROUP

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1995 and 1994

                                                                                         Unrealized
                                                                                          Loss on
                                                   Common Stock           Retained       Securities         Total
                                          ----------------------------    Earnings       Available       Stockholders'
                                             Shares          Amount       (Deficit)       for Sale          Equity
                                          -------------   ------------   ------------   --------------   ------------
Balance, December 31, 1993                   2,189,483    $16,139,000    $(1,562,000)     $         -    $14,577,000

 Retirement of common stock                     (2,550)       (10,000)             -                -        (10,000)

 Change in accounting for securities
    available for sale                               -              -              -          (76,000)       (76,000)

 Increase in unrealized loss on
    securities available for sale                    -              -              -         (933,000)      (933,000)

 Net loss                                            -              -     (1,301,000)               -     (1,301,000)
                                          ------------    -----------    -----------    -------------    -----------

Balance, December 31, 1994                   2,186,933     16,129,000     (2,863,000)      (1,009,000)    12,257,000

 Exercise of stock option                        1,000          5,000              -                -          5,000

 Decrease in unrealized loss on
    securities available for sale                    -              -              -          925,000        925,000

 Net income                                          -              -      2,041,000                -      2,041,000
                                          ------------    -----------    -----------    -------------    -----------

Balance December 31, 1995                    2,187,933    $16,134,000    $  (822,000)     $   (84,000)   $15,228,000
                                          ============    ===========    ===========    =============    ===========

See Notes to Consolidated Financial Statements.

                              PNB FINANCIAL GROUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1995 and 1994

                                                               1995             1994
                                                          --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                        $   2,041,000    $  (1,301,000)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                568,000          623,000
   Provision for loan losses                                  1,503,000          912,000
   Change in other assets and liabilities, net                1,389,000         (470,000)
   Proceeds from sale of mortgage loans
      held for sale                                         336,694,000      218,035,000
   Origination of mortgage loans held for sale             (366,214,000)    (198,726,000)
                                                          -------------    -------------

      Net cash provided by (used in)
        operating activities                                (24,019,000)      19,073,000
                                                          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of available for sale securities          7,628,000       16,127,000
 Proceeds from maturities of available for
   sale securities                                            1,749,000        5,958,000
 Purchase of available for sale securities                            -      (29,575,000)
 Net change in loans                                          1,829,000          172,000
 Proceeds from sale of other real estate owned                1,590,000        1,266,000
 Acquisitions of premises and equipment                        (148,000)        (236,000)
                                                          -------------    -------------

   Net cash provided by (used in)
      investing activities                                   12,648,000       (6,288,000)
                                                          -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                                      14,844,000      (23,569,000)
 Net change in common stock                                       5,000          (10,000)
                                                          -------------    -------------

      Net cash provided by (used in)
        financing activities                                 14,849,000      (23,579,000)
                                                          -------------    -------------

      Net increase (decrease) in
        cash and cash equivalents                             3,478,000      (10,794,000)

CASH AND CASH EQUIVALENTS
 Beginning of year                                           12,836,000       23,630,000
                                                          -------------    -------------

 End of year                                              $  16,314,000    $  12,836,000
                                                          =============    =============

See Notes to Consolidated Financial Statements.

                              PNB FINANCIAL GROUP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended December 31, 1995 and 1994


NOTE 1.     NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

PNB Financial Group is a bank holding company whose wholly-owned subsidiary, Pacific National Bank, provides bank related services including the granting of commercial, real estate, installment, construction, and Small Business Administration (SBA) loans, mortgage brokerage and mortgage banking services to customers.


A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES ARE AS FOLLOWS:

Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation:

The consolidated financial statements include the accounts of PNB Financial Group (the Company) and its wholly-owned subsidiary, Pacific National Bank (the
Bank). All significant intercompany balances have been eliminated in consolidation.

Cash and cash equivalents:

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and federal funds sold to be cash equivalents. The Company has deposits at other banks in excess of insured limits and federal funds sold are all to one institution.

Securities available for sale:

Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of any related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


Mortgage loans held for sale:

Mortgage loans held for sale are reported at the lower of cost or fair value which is computed by the aggregate method. Gains and losses on the sale of mortgage loans are adjusted by gains and losses generated from corresponding hedging transactions entered into to protect the mortgage loan inventory value from fluctuations in interest rates. Hedge positions are maintained to protect the pipeline of loan applications in process from changes in interest rates. Gains and losses which occur during the commitment and warehousing period related to the pipeline and mortgage loans held for sale are recognized in the period loans are sold. Unrealized hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the pipeline being valued in excess of their estimated fair value. Interest income on these loans is accrued daily. Loan origination fees are deferred and recognized as income when the loan is sold to a permanent investor.

Loans:

Loans are stated at amounts advanced less payments received, unearned fees and loan discounts. Impaired loans are measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Interest income on loans is accrued daily except where reasonable doubt exists as to the collectibility of the interest, in which case the accrual of interest income is discontinued. The Company's current policy is generally to cease accruing interest and to charge off all accrued and unpaid interest on loans which are past due as to principal and/or interest for 90 days, or at an earlier time, if management determines timely collection of interest is in doubt. Loan origination fees and certain incremental direct costs relating to loan originations are deferred and amortized over the life of the loan. Discounts on loans purchased are credited to income over the life of the loan using the interest method.

The adequacy of the allowance for loan losses is determined by management based on a number of factors, including historical loan loss experience (migration analysis), changes in the nature and volume of the loan portfolio, review of problem loans, quality of the overall portfolio and current economic conditions. While management uses the best information available to provide for possible losses, future adjustments to the allowance may be necessary due to economic, operating, regulatory or other conditions that may be beyond the Company's control. Loans considered uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance.

Premises and equipment:

Premises and equipment are stated at cost, less accumulated depreciation and amortization which is charged to expense on a straight-line basis over the estimated useful lives of the assets. The useful life of equipment is estimated to be from three years to five years. Improvements to leased property are amortized over the lesser of the term of the lease or life of the improvements.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


Other real estate owned:

Other real estate owned, which represents real estate acquired in settlement of loans, is held for sale and is recorded at the lower of cost or fair value less estimated cost of disposal. Any writedown to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, or gains or losses on disposition of such properties are charged or credited to current operations. Other real estate owned is evaluated regularly by management and reductions of the carrying amounts are recorded as necessary.

Noninterest bearing demand deposits:

As of December 31, 1995 and 1994, approximately $23,000,000 and $27,000,000, respectively, of the noninterest bearing demand deposits consist of demand accounts currently maintained by title insurance companies, escrow companies and property management companies. The Bank provides an earnings allowance for these customers and purchases external services on behalf of these customers based on the amount of the earnings allowance less any internal charges incurred. These external services, which are commonly offered in the banking industry, include bookkeeping, payroll and courier. The expense of these external services is classified as other deposit expense in the accompanying consolidated statements of operations.

Income taxes:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share:

Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year (2,269,591 in 1995 and 2,188,296 in 1994). Common stock equivalents are dilutive in 1995 and were antidilutive in 1994.

Reclassification:

Certain reclassifications have been made to the prior years' financial statements, with no effect on net (loss) or stockholders' equity, to conform to the 1995 financial statement presentation.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


Recent accounting development:

Effective January 1, 1996, the Bank adopted Financial Accounting Standards Board
(FASB) Statement No. 123, "Accounting for Stock Based Compensation". Statement No. 123 established financial accounting and reporting standards for stock-based employee compensation plans, such as a stock purchase plan. The Statement generally suggests, but does not require, stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably
measurable.   Companies that do not elect to change their accounting for stock-
based compensation are required to disclose the effect on net income and earnings per share as if the provisions of Statement No. 123 were followed. The Company has decided not to adopt the accounting provisions of this Statement.

NOTE 2.     INVESTMENT SECURITIES AVAILABLE FOR SALE.

Securities available for sale as of December 31, 1995 and 1994 consist of the following:

                                Amortized    Unrealized    Unrealized
                                  Cost          Gains        Losses     Fair Values
                               -----------   ----------   -----------   -----------
                                                       1995
                               ----------------------------------------------------
 U.S. treasury securities      $ 4,753,000     $ 1,000     $ (20,000)   $ 4,734,000
 U.S. government agency
   securities                    2,247,000           -       (26,000)     2,221,000
 Mortgage backed
   securities                    3,370,000      12,000       (51,000)     3,331,000
 Federal Reserve Bank
   stock                           340,000           -             -        340,000
                               -----------     -------     ---------    -----------

                               $10,710,000     $13,000     $ (97,000)   $10,626,000
                               ===========     =======     =========    ===========

                                                       1994
                               ----------------------------------------------------
 U.S. treasury securities      $13,333,000    $     -     $  (449,000)  $12,884,000
 U.S. government agency
   securities                    2,376,000          -        (195,000)    2,181,000
 Mortgage backed
   securities                    4,089,000          -        (365,000)    3,724,000
 Federal Reserve Bank
   stock                           340,000          -               -       340,000
                               -----------    -------     -----------   -----------
                               $20,138,000    $     -     $(1,009,000)  $19,129,000
                               ===========    =======     ===========   ===========

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


The amortized cost and fair value of securities available for sale as of December 31, 1995 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:

                                             Amortized
                                               Cost       Fair Value
                                            -----------   -----------
 Due in one year or less                    $ 3,519,000   $ 3,514,000
 Due after one year through five years        3,481,000     3,441,000
 Mortgage backed securities                   3,370,000     3,331,000
 Federal Reserve Bank stock                     340,000       340,000
                                            -----------   -----------
                                            $10,710,000   $10,626,000
                                            ===========   ===========

Gross realized losses from the sale of securities available for sale were $51,000 and $25,000 for the years ended December 31, 1995 and 1994, respectively. There were no gross realized gains on the sale of securities available for sale for the years ended December 31, 1995 and 1994. As of December 31, 1995 and 1994, securities available for sale with a fair value of $1,450,000 and $7,773,000, respectively, were pledged as collateral for various purposes as required or permitted by law.

NOTE 3.     LOANS

Loan portfolio composition:

A majority of the Bank's commercial and consumer loan portfolio is with customers located in California throughout its primary market area of Orange and Los Angeles Counties. The Bank grants commercial and consumer loans to borrowers in a number of different industries.

The Bank's real estate and construction loan portfolio consists of loans on real estate located throughout Southern California. These areas have recently experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay. Although management believes the level of its allowance for loan losses and the carrying value of its other real estate owned as of December 31, 1995 is appropriate, continued depressed economic conditions in these areas may result in losses that cannot be reasonably predicted at this time. In addition, various regulatory agencies as an integral part of their examination process periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


Allowance for loan losses:

The following is a summary of transactions affecting the allowance for loan losses for the years ended December 31:

                                      1995           1994
                                  ------------   ------------
 Beginning balance                $ 2,727,000    $ 3,473,000

   Provision for loan losses        1,503,000        912,000
   Amounts charged off             (1,745,000)    (2,189,000)
   Recoveries                         174,000        531,000
                                  -----------    -----------
 Ending balance                   $ 2,659,000    $ 2,727,000
                                  ===========    ===========

Loans have been recorded net of purchase discounts of $729,000 and $995,000 and net deferred origination fees of $69,000 and $140,000 as of December 31, 1995 and 1994, respectively. Such amounts will be amortized to income over the lives of the loans. At December 31, 1995, the Bank has a line of credit with the Federal Reserve Bank. Borrowings under this line would be collateralized by a portion of the Bank's consumer loan portfolio and bear interest at the prevailing discount rate.

SBA loans:

The Bank serviced approximately $10,487,000 and $6,600,000 of SBA loans for others as of December 31, 1995 and 1994, respectively, which are not included in the accompanying balance sheets. At December 31, 1995 and 1994, $182,000 and $157,000, respectively, of net deferred gains relating to the sale of SBA loans is included in loans.

Nonaccrual and impaired loans:

Loans on which the accrual of interest has been discontinued amounted to $9,667,000 and $3,136,000 at December 31, 1995 and 1994, respectively. If nonaccrual loans had been maintained in accordance with their terms, additional interest income of approximately $650,000 ($.29 per common share) and $556,000 ($.25 per common share) would have been recorded during the years ended December 31, 1995 and 1994, respectively.

Impaired loans having recorded investments of $9,021,000 at December 31, 1995 have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $1,511,000 on December 31, 1995. Impaired loans for which there is no specific allowance for loan losses at December 31, 1995 is $445,000. The average recorded investment for all impaired loans during 1995 was $7,592,000. Interest income of $117,000 was recognized on impaired loans in 1995, all of which was recognized using a cash-basis method of accounting during the time within that period that the loans were impaired.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


Mortgage loans held for sale:

In the ordinary course of business, the Bank has liability under representations and warranties made to purchasers and insurers of mortgage loans. Under certain circumstances, the Bank may become liable for the unpaid principal and interest on defaulted loans (whether recourse or nonrecourse) or other loans if there has been a breach of representations or warranties. The Bank has had no material losses from breaches of representations and warranties.

Substantially all mortgage loans are sold with a recourse provision. The Bank has different recourse provisions with each investor. Generally, loans sold under the recourse provision are required to be purchased back by the Bank if the loan becomes delinquent within two to six months of funding. The Bank has the choice to not purchase the loan, but to indemnify the investor for any and all costs associated with the investors collection of the loan. The Bank's repurchases and indemnifications have not resulted in any material losses. The Bank estimates its loss exposure to loans sold under the recourse provision and has recorded a loss estimate of $232,000 and $246,000 as of December 31, 1995 and 1994, respectively.

Related party loans:

Certain stockholders of the Company, officers and directors of the Company and the Bank, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan customers of, and had other transactions with, the Company and the Bank in the ordinary course of business. In management's opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with nonrelated parties. The activity in related party loans for the years ended December 31 are as follows:

                                               1995           1994
                                           ------------   -------------
Balance, beginning                         $ 7,259,000    $  8,214,000

 Additional advances                         4,994,000       9,985,000
 Repayments                                 (4,378,000)    (10,864,000)
 Loans no longer with related parties       (1,889,000)        (76,000)
                                           -----------    ------------
Balance, ending                            $ 5,986,000    $  7,259,000
                                           ===========    ============

At the end of the two years in the table above none of the loans were past due, nonaccrual, or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 1995 and 1994.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


NOTE 4.     PREMISES AND EQUIPMENT

Components of premises and equipment are as follows at December 31:

                                                    1995           1994
                                                ------------   ------------
 Furniture, fixtures and equipment              $ 3,659,000    $ 3,511,000
 Leasehold improvements                           1,470,000      1,576,000
                                                -----------    -----------
                                                  5,129,000      5,087,000
 Accumulated depreciation and amortization       (3,789,000)    (3,352,000)
                                                -----------    -----------
                                                $ 1,340,000    $ 1,735,000
                                                ===========    ===========

NOTE 5.    COMMITMENTS, CONTINGENCY AND RELATED PARTY TRANSACTIONS

Operating leases:

At December 31, 1995, all of the Company's operations are conducted in leased facilities under noncancelable operating leases expiring at various dates through 2000. Several of the leases contain options to extend the lease terms which range from five to fifteen years. After deducting sublease rental income of $ 61,000 and $106,000, the Company incurred net rental expense of $1,037,000 and $1,134,000, during the years ended December 31, 1995 and 1994, respectively.

The future minimum lease payments required under operating leases with remaining terms in excess of one year total $3,772,000 and are due in the years ending:
1996 $1,040,000; 1997 $893,000; 1998 $796,000; 1999 $539,000 and 2000 $504,000.

In February of 1995, the Bank terminated its lease on its Santa Ana facility. This facility is owned by a general partnership of which the Company's majority stockholder is the majority partner. Rental expense related to leasing space in this building amounted to $16,000 and $189,000 during the years ended December 31, 1995 and 1994, respectively.

Financial instruments with off-balance sheet risk:

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include unfunded commitments to extend credit and obligations under standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party as a result of commitments to extend credit and obligations under standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1995 and 1994 the Bank had unfunded commitments to extend credit of $ 19,231,000 and $18,921,000 and obligations under standby letters of credit of $492,000 and $441,000, respectively.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn down, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. All standby letters of credit issued by the Bank are for a fixed period not to exceed one year.

The Bank uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include cash, accounts receivable, inventories, property, plant and equipment, and residential and commercial properties.

The Bank enters into financial arrangements to mitigate the exposure of fluctuating interest rates in the normal course of business through origination and selling of mortgage loans. These financial instruments include commitments to fund mortgage loans, mandatory forward commitments and other hedging instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by the Bank by entering into agreements with Wall Street investment bankers and with permanent investors meeting the credit standards of the Bank. At any time, the exposure to the Bank, in the event of default by the counterparty under a mandatory commitment is the difference between the contract price and current market value, which amount would only be a fractional percentage of the outstanding commitments.

Until a rate commitment is extended by the Bank to a mortgage broker/borrower, there is no market interest rate risk to the Bank. The Bank reduces interest rate exposure by limiting these rate commitments to varying periods of less than sixty days. Loans in process for which interest rates were committed to the mortgage broker/borrower totaled $17,266,000 as of December 31, 1995. These commitments are hedged by the Bank by entering into mandatory forward commitments to sell whole loans.

At December 31, 1995, the Bank had $34,000,000 of mandatory forward commitments to sell whole loans relating to their unfunded pipeline of rate-locked loans and unallocated loans held for sale. Gains and losses on mandatory forward commitments are realized in the period settlement occurs. Unrealized gains and losses on forward commitments are included in the analysis of lower of cost or market valuation for mortgage loans held for sale. At December 31, 1995, the unrealized loss on the Bank mandatory forward commitments was $200,000. The Bank has also committed to sell loans that have already been funded that are pending purchases by an investor. The total amount of such committed loans at December 31, 1995 was $23,898,000.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


Contingency:

Congress is currently considering legislation to require a special one-time assessment on deposits insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. If the legislation is passed in its current form, the Bank's assessment cost could range between $350,000 and $450,000. After payment of the assessment, the SAIF portion of the FDIC insurance premium for the following year is expected to drop from it current level of approximately $150,000 to a minimal amount.

NOTE 6.     STOCKHOLDERS' EQUITY

Stock option plans:

During 1995, the Company's 1985 Incentive Stock Option Plan and the 1985 Nonqualified Stock Option Plan expired. As of December 31, 1995, options for 47,250 and 248,500 shares, respectively, of the Company's common stock were outstanding under these Plans. In 1995, the Company adopted a 1995 Incentive Stock Option Plan which provides for a maximum of 50,000 options to be granted. As of December 31, 1995, no options under the 1995 Plan have been granted.
Under terms of the incentive and nonqualified stock option plans, options of the Company's common stock may be granted to officers, key employees and directors of the Company and the Bank, and others. Under the plans, options are granted with an exercise price not less than fair market value of the common stock at the date the options are granted. All options expire ten years from the date of grant, and are 100% vested at the date of grant.

A summary of stock option transactions for the years ended December 31 follows:

                                               1995         1994
                                             ---------   ----------
 Options outstanding, beginning of year      $283,250    $ 463,500
 Options expired                              (30,500)    (201,000)
 Options amended by 50% reduction                   -     (131,250)
 Options granted                               44,000      152,000
 Options exercised                             (1,000)           -
                                             --------    ---------
 Options outstanding, end of year            $295,750    $ 283,250
                                             ========    =========

At December 31, 1995, 290,250 options were exercisable at $3.50 per share and 5,500 options were exercisable at $4.50 per share.

Preferred stock:

The Company has authorized 10,000,000 shares, no par value, preferred stock. No shares of preferred stock have been issued.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


Dividend restrictions:

The Company and the Bank are restricted as to the amount of dividends which can be paid. Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the Comptroller of the Currency. Under this formula, no dividends may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Company and the Bank may not pay dividends that would result in its capital levels being reduced below the minimum regulatory requirements (See Note 12). Also, the Company and the Bank are prohibited from paying dividends unless they have positive retained earnings.

NOTE 7.      INCOME TAXES

The benefit from income taxes consists of the following:

                                         1995        1994
                                       --------    ---------
 Current:
   Federal                             $(98,000)   $       -
   State                                      -            -
 Deferred                                     -            -
                                       --------    ---------

 Total benefit from income taxes       $(98,000)   $       -
                                       ========    =========

The benefit from income taxes resulted in an effective tax rate different from the federal income tax statutory rate. The reasons for this difference are as follows:

                                               1995         1994
                                            ----------   ----------
 Federal income tax (benefit) computed
   at a statutory rate of 35%               $ 680,000    $(455,000)
 State franchise tax, net of federal
   income tax benefit                         120,000      (91,000)
 Change in valuation allowance               (801,000)     651,000
 Other items                                  (97,000)    (105,000)
                                            ---------    ---------
 Total benefit from income taxes            $ (98,000)   $       -
                                            =========    =========

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


Components of the Company's deferred tax assets and liabilities are as follows:

                                               1995          1994
                                            -----------   -----------
 Loan loss reserves                         $  416,000    $  594,000
 Nonaccrual interest income                    270,000       256,000
 Net operating loss carryforward               309,000       987,000
 Fixed assets                                   64,000        41,000
 Mortgage loans held for sale                   42,000             -
 Other                                          66,000        44,000
                                            ----------    ----------

        Total deferred tax assets            1,167,000     1,922,000

 Valuation allowance                           890,000     1,691,000
                                            ----------    ----------

        Net deferred tax asset                 277,000       231,000
                                            ----------    ----------

 Discount on loans                            (224,000)     (167,000)
 Other                                         (53,000)      (64,000)
                                            ----------    ----------

        Total deferred tax liabilities        (277,000)     (231,000)
                                            ----------    ----------

 Net deferred taxes                         $        -    $        -
                                            ==========    ==========

Management believes that they will ultimately be able to recognize the net deferred tax asset available to be recorded by the Company, but have recorded a valuation allowance on the entire amount available at December 31, 1995 due to the uncertainty of realization based on the Company's past history of operating losses.

The Company has federal and state net operating loss (NOL) carryforwards of $901,000 and $34,000, respectively. These NOL's can be used to offset future federal and state taxable income. The federal NOL expires in 2009 and the state NOL expires in 1999.

NOTE 8.  SEGMENT DATA, MORTGAGE BANKING OPERATIONS

The Bank operates a residential mortgage division for the origination and sale of mortgage loans. Substantially all of the mortgage loans it originates are located in Los Angeles, Orange, San Bernardino and Riverside Counties and all loans are sold to institutional investors. During the years ended December 31, 1995 and 1994, 63% and 71%, respectively, of loans sold were to one investor. The Bank does not maintain the servicing on the loans which it sells. The mortgage division operates both a wholesale and retail department. During 1995, approximately 91% of the loan volume was originated from the wholesale department, and approximately 70% of the mortgage loans originated were FHA-insured or VA-guaranteed loans. All revenue earned by this division is from unaffiliated third parties.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


Income (loss) from operations of the mortgage division was $1,123,000 and $(800,000) for the years ended December 31, 1995 and 1994, respectively. Income from operations is calculated before income tax and allocation of corporate expenses such as administration, data processing, legal and accounting. Income from operations of the mortgage division does not include the interest income or expense associated with the funding and holding of mortgage loans before they are sold. Total assets related to the mortgage division, which include the inventory of mortgage loans held for sale as well as certain furniture and equipment were $44,430,000 and $16,173,000 as of December 31, 1995 and 1994,
respectively. As of December 31, 1995, the Bank employed 154 people, of whom 76 were engaged in the mortgage division.

NOTE 9.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," a summary of the estimated fair value of the Company's consolidated financial instruments as of December 31, 1995 and 1994 is presented below. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Statement No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                                             1995                     1994
                                    ----------------------   ----------------------
                                    Carrying    Estimated    Carrying    Estimated
                                     Amount    Fair Value     Amount    Fair Value
                                    --------   -----------   --------   -----------
                                                    (In Thousands)
Assets:
 Cash and due from banks            $ 13,814     $ 13,814    $  9,836     $  9,836
 Federal funds sold                    2,500        2,500       3,000        3,000
 Securities available for sale        10,626       10,626      19,129       19,129
 Mortgage loans held
   for sale                           41,968       42,271      12,448       12,448
 Loans                               101,078      101,067     102,199      102,114
 Accrued interest receivable             859          859         963          963

Liabilities:
 Savings and demand
   deposits                         $114,871     $114,871    $110,381     $110,381
 Time deposits                        42,432       42,439      32,074       32,074

Gain or (loss) on off-balance
 sheet liabilities:
 Mandatory forward
   commitments                      $      -     $   (200)   $      -     $    (25)
 Mortgage loan
   commitments                             -          230           -         (180)

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


The fair value of cash and due from banks, interest bearing deposits in other banks, and federal funds sold approximate their carrying amounts. The fair value of securities available for sale and mortgage loans held for sale are based on quoted market prices when such quotes are available. In the absence of quoted market prices, securities are priced based on prices obtained from certain brokers. These brokers estimate the fair value based upon quoted prices for similar securities and or pricing maturities. There can be no assurance that the prices estimated for such securities can be realized upon ultimate sale.

For variable rate loans that reprice frequently, and that have experienced no significant change in credit risk, fair values are based on carrying values. At December 31, 1995 and 1994, variable rate loans comprised approximately 80% of the loan portfolio. Fair values for all other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the repricing date are not expected to be significant. Loans are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

Fair values disclosed for demand deposits equal their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits. Early withdrawals of fixed rate certificates of deposit are not expected to be significant.

The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, present credit worthiness of the counterparties and the current rates on mortgage loans. The fair value of mandatory forward commitments is based on quoted market prices.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current fair value estimates may differ significantly from amounts presented herein.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


NOTE 10.   CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

A condensed summary of financial information of PNB Financial Group (parent company only) is as follows:

CONDENSED BALANCE SHEETS
                                                           1995                  1994
                                                        -----------          -----------
ASSETS
 Cash                                                   $   772,000          $   191,000
 Loans, net                                               1,015,000            1,478,000
 Investment in subsidiary                                13,407,000           10,400,000
 Other assets                                                36,000              242,000
                                                        -----------          -----------

   Total assets                                         $15,230,000          $12,311,000
                                                        ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities                                            $     2,000          $    54,000
 Stockholders' equity                                    15,228,000           12,257,000
                                                        -----------          -----------

        Total liabilities and stockholders' equity      $15,230,000          $12,311,000
                                                        ===========          ===========

CONDENSED STATEMENTS OF OPERATIONS

Revenues                                                $   132,000          $   146,000
Expenses                                                    173,000              303,000
                                                        -----------          -----------

(Loss) before equity in net (loss) of subsidiary            (41,000)            (157,000)
Equity in net income (loss) of subsidiary                 2,082,000           (1,144,000)
                                                        -----------          -----------

Net income (loss)                                       $ 2,041,000          $(1,301,000)
                                                        ===========          ===========

CONDENSED STATEMENTS OF CASH FLOWS

Net income (loss)                                       $ 2,041,000          $(1,301,000)
Equity in net (income) loss of subsidiary                (2,082,000)           1,144,000
Other                                                       157,000               82,000
                                                        -----------          -----------

Cash flows from operating activities                        116,000              (75,000)
Cash flows from investing activities                        460,000              100,000
Cash flows from financing activities                          5,000              (10,000)
                                                        -----------          -----------

Net increase in cash                                        581,000               15,000
Cash at beginning of year                                   191,000              176,000
                                                        -----------          -----------

Cash at end of year                                     $   772,000          $   191,000
                                                        ===========          ===========

There were no dividends paid from the Bank to the Company during the years ended December 31, 1995 and 1994.

                              PNB FINANCIAL GROUP

                     Years Ended December 31, 1995 and 1994


NOTE 11.            DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of noncash activity for the years ended December 31 is as follows:

                                                                  1995          1994
                                                               -----------   -----------
 Supplemental disclosure of cash flow information:
   Interest paid                                               $3,353,000    $2,644,000
                                                               ==========    ==========

   Income tax (refunds), net                                   $  (13,000)   $ (490,000)
                                                               ==========    ==========

 Supplemental disclosure of noncash investing activities:
   Real estate acquired in settlement of loans                 $2,763,000    $5,050,000
                                                               ==========    ==========

   Loans to facilitate sale of other real estate owned         $3,266,000    $2,119,000
                                                               ==========    ==========

NOTE 12.   REGULATORY MATTERS

Bank regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. At December 31, 1995 and 1994, their required reserves were $2,569,000 and $1,612,000, respectively. These amounts are included in cash and due from banks.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Company and the Bank must meet specific capital guidelines that involve qualitative measures of the Company and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1995, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 1995, the Company and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that management believes have changed the institution's category.

                              PNB FINANCIAL GROUP

                 Years Ended December 31, 1995, 1994, and 1993


The Company's and the Bank's actual capital amounts and ratios, along with the minimum capital amounts and ratios for both capital adequacy purposes and to be well capitalized under prompt corrective action provisions, are presented in the following tables. All amounts are in thousands.

The Bank:
                                                                                                    To Be
                                                                                               Well Capitalized
                                                                                                 Under Prompt
                                                                            For Capital        Corrective Action
                                                        Actual           Adequacy Purposes        Provisions
- ----------------------------------------------------------------------------------------------------------------
                                                  Amount     Ratio       Amount      Ratio     Amount      Ratio
- ----------------------------------------------------------------------------------------------------------------
As of December 31, 1995:

Total Capital (to Risk Weighted Assets)           $14,280    11.7%       $9,787       8.0%     $12,233     10.0%
Tier I Capital (to Risk Weighted Assets)          $12,751    10.4%       $4,893       4.0%     $ 7,340      6.0%
Tier I Capital (to Average Assets)                $12,751     7.7%       $6,628       4.0%     $ 8,285      5.0%

As of December 31, 1994:

Total Capital (to Risk Weighted Assets)           $12,379    10.7%       $9,220       8.0%     $11,525     10.0%
Tier I Capital (to Risk Weighted Assets)          $10,938     9.5%       $4,610       4.0%     $ 6,915      6.0%
Tier I Capital (to Average Assets)                $10,938     6.9%       $6,362       4.0%     $ 5,469      5.0%



The Company:

                                                                                                    To Be
                                                                                               Well Capitalized
                                                                                                 Under Prompt
                                                                            For Capital        Corrective Action
                                                        Actual           Adequacy Purposes        Provisions
- ----------------------------------------------------------------------------------------------------------------
                                                  Amount     Ratio       Amount      Ratio     Amount      Ratio
- ----------------------------------------------------------------------------------------------------------------
As of December 31, 1995:

Total Capital (to Risk Weighted Assets)           $16,866    13.4%       $9,946      8.0%      $ 1,243     10.0%
Tier I Capital (to Risk Weighted Assets)          $15,312    12.3%       $4,973      4.0%      $ 7,460      6.0%
Tier I Capital (to Average Assets)                $15,312     9.1%       $6,701      4.0%      $ 8,376      5.0%

As of December 31, 1994:

Total Capital (to Risk Weighted Assets)           $14,257    12.2%       $9,386      8.0%      $11,732     10.0%
Tier I Capital (to Risk Weighted Assets)          $12,790    10.9%       $4,693      4.0%      $ 7,039      6.0%
Tier I Capital (to Average Assets)                $12,790     7.9%       $6,439      4.0%      $ 8,049      5.0%

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 1996.

PNB FINANCIAL GROUP
(Registrant)



BY: /s/ BERNARD E. SCHNEIDER
    ------------------------------------
BERNARD E. SCHNEIDER
Chairman of the Board

In accordance with the Security Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                  Title                               Date
- ---------                  -----                               ----
/s/ ALLEN C. BARBIERI      President and Director          March 29, 1996
- ----------------------
ALLEN C. BARBIERI


/s/ DOUG L. HELLER         Chief Financial Officer         March 29, 1996
- ----------------------
DOUG L. HELLER


/s/ MARTIN T. HART         Director                        March 29, 1996
- ----------------------
MARTIN T. HART


/s/ G. MITCHELL MORRIS     Director                        March 29, 1996
- ----------------------
G. Mitchell Morris


/s/ JON A. SALQUIST        Director                        March 29, 1996
- ----------------------
JON A. SALQUIST


Exhibit
  No.                    Exhibit                      Page
- -------      --------------------------------------   ----
3.1          Restated Articles of Incorporation (1)     *

3.2          Bylaws of the Company (2)                  *

3.3          Amended Articles of Incorporation (3)      *

22           Subsidiaries of the Company                67

             * Not Applicable

  (1) Filed as Exhibit 3.1 to registrant's 1989 Annual Report on Form 10-K, which is incorporated herein by reference.

  (2) Filed as Exhibit 6, to Registrant's Registration Statement on Form S-14 (File No. 2-78580), which exhibits are incorporated herein by reference.

  (3) Filed as Exhibit 3.3 to Registrant's 1990 Annual Report on Form 10-K, which is incorporated herein by reference.