Form 10-Q
period 1996-03-31
PNB FINANCIAL GROUP
filed 1996-05-14
CIK 704693

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            -----------------------
                                  FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES ACT OF 1934
            For the transition period from __________ to ___________

                          Commission file No. 2-78580
                          ---------------------------

                              PNB FINANCIAL GROUP
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


               California                             95-3847640
    --------------------------------    ------------------------------------
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

                              Yes  X     No
                                 ------     -----

The number of shares of Registrant's common stock outstanding at May 10, 1996 was 2,164,933.


                   THIS REPORT INCLUDES A TOTAL OF 15 PAGES
================================================================================

                              PNB FINANCIAL GROUP
                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                                                          PAGE
                                                                         NUMBER
                                                                        -------
PART I      FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Condensed Consolidated Balance Sheets (unaudited) -            3
            March 31, 1996 and December 31, 1995

            Condensed Consolidated Statements of Income
            (unaudited) - Three Months ended March 31, 1996 and
            1995                                                           4

            Consolidated Statements of Cash Flows (unaudited) -
            Three                                                          5
            Months ended March 31, 1996 and 1995


            Notes to Condensed Consolidated Financial Statements           6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7-13


PART II     OTHER INFORMATION

ITEM 1.     Legal Proceedings.                                            14

ITEM 2.     Changes in Securities.                                        14

ITEM 3.     Defaults upon Senior Securities.                              14

ITEM 4.     Submission of Matters to a Vote of Security Holders.          14

ITEM 5.     Other Information.                                            14

ITEM 6.     Exhibits and Reports on Form 8-KSB.                           14

            Signatures of Registrants.                                    15

                              PNB FINANCIAL GROUP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                       March 31, 1996    December 31, 1995
                                                                     -----------------  ------------------
Assets
- ------

Cash and due from banks                                                 $ 14,409,000       $ 13,814,000
Investment securities                                                      7,951,000         10,626,000
Federal funds sold                                                         8,000,000          2,500,000
Mortgage loans held for sale                                              43,646,000         41,968,000

Loans                                                                    100,543,000        103,737,000

  Less allowance for loan losses                                          (2,176,000)        (2,659,000)
                                                                        ------------       ------------

           Net loans                                                      98,367,000        101,078,000

Premises and equipment, net                                                1,298,000          1,340,000
Other real estate owned                                                    3,214,000          1,337,000
Other assets                                                               2,137,000          2,129,000
                                                                        ------------       ------------

           Total assets                                                 $179,022,000       $174,792,000
                                                                        ============       ============

Liabilities and Shareholders' Equity
- ------------------------------------

Deposits                                                                $160,772,000       $157,303,000
Other liabilities                                                          2,536,000          2,261,000
                                                                        ------------       ------------

           Total liabilities                                             163,308,000        159,564,000
                                                                        ------------       ------------

Shareholders' equity:

   Common stock, no par value, 20,000,000
   shares authorized; 2,164,933 and 2,187,933
   shares issued and outstanding at
   March 31, 1996 and December 31, 1995                                   15,991,000         16,134,000
   Accumulated deficit                                                      (124,000)          (822,000)
   Net unrealized loss on investment securities available for sale          (153,000)           (84,000)
                                                                        ------------       ------------

           Total shareholders' equity                                     15,714,000         15,228,000
                                                                        ------------       ------------

           Total liabilities and shareholders' equity                   $179,022,000       $174,792,000
                                                                        ============       ============

                            See accompanying notes

                              PNB FINANCIAL GROUP
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                           1996         1995
                                                                        ----------   -----------
Interest income:
    Loans, including fees                                               $3,054,000   $2,736,000
    Investment securities                                                  109,000      248,000
    Federal funds sold                                                      78,000       40,000
                                                                        ----------   ----------

    Total interest income                                                3,241,000    3,024,000

Interest expense                                                           923,000      704,000
                                                                        ----------   ----------

    Net interest income                                                  2,318,000    2,320,000

Provision for loan losses                                                  300,000      228,000
                                                                        ----------   ----------

    Net interest income after provision for loan losses                  2,018,000    2,092,000
                                                                        ----------   ----------

Other income:
    Commissions and other revenue from mortgage banking operations       2,330,000      691,000
    Service charges, fees and other                                        251,000      182,000
                                                                        ----------   ----------
    Total other income                                                   2,581,000      873,000
                                                                        ----------   ----------

Other expenses:
    Mortgage banking operations                                          1,724,000      648,000
    Salaries & employee benefits                                           954,000      935,000
    Occupancy                                                              409,000      429,000
    Other                                                                  814,000      834,000
                                                                        ----------   ----------

    Total other expense                                                  3,901,000    2,846,000
                                                                        ----------   ----------

Income before income taxes                                                 698,000      119,000

Benefit for income taxes                                                         -      (99,000)
                                                                        ----------   ----------

Net income                                                              $  698,000   $  218,000
                                                                        ==========   ==========

Net income per share                                                          $.30         $.10
                                                                        ==========   ==========

Weighted average number of shares used in per share computation          2,301,192    2,186,933

                            See accompanying notes

                              PNB FINANCIAL GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                      1996           1995
                                                                  ------------   ------------
Net Cash provided by (used in) operating activities:              $  (300,000)   $ 2,853,000
                                                                  -----------    -----------

Cash flows from investing activities:
    Net change in loans                                               320,000     (3,175,000)
    Net change in investment securities                             2,606,000      2,688,000
    Other                                                             143,000         (6,000)
                                                                  -----------    -----------
         Net cash provided by (used in) investing activities        3,069,000       (493,000)
                                                                  -----------    -----------

Cash flows from financing activities:
    Net change in deposits                                          3,470,000     (9,299,000)
    Net change in short-term borrowings                                     -      2,000,000
    Net change in common stock                                       (143,000)             -
                                                                  -----------    -----------
         Net cash provided by (used in) financing activities        3,327,000     (7,299,000)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                6,096,000     (4,939,000)

Cash and cash equivalents at beginning of period                   16,313,000     12,836,000
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $22,409,000    $ 7,897,000
                                                                  ===========    ===========

                             See accompanying notes

                              PNB FINANCIAL GROUP
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (UNAUDITED)

1. Basis of Presentation
   ---------------------

   The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiary, Pacific National Bank (the "Bank"), (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of Management, necessary to present fairly the consolidated financial position of the Company at March 31, 1996, and the consolidated results of operations and statements of cash flows for the three month periods ended March 31, 1996 and March 31, 1995. Results for the three months ended March 31, 1996 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

2. Consolidated Statement of Cash Flows
   ------------------------------------

   For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash on hand, cash due from banks, interest-bearing deposits in other banks and federal funds sold.

3. Preferred Stock
   ---------------

   The Company has authorized 10,000,000 shares, no par value, preferred stock. No shares of preferred stock have been issued.

                              PNB FINANCIAL GROUP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                MARCH 31, 1996


ITEM 2.
- -------


Summary
- -------

   The Company reported net income of $698,000 for the three months ended March 31, 1996 compared to a net income of $218,000 for the same period in 1995. The increase in earnings was primarily a result of an increase in the profits in the Bank's residential mortgage division which was a result of increased lending
activity.   During the first quarter of 1996, the Bank funded 1,319 mortgage loans totalling $170.2 million compared to the first quarter of 1995 during which the Bank funded 314 mortgage loans totalling $39.2 million.

   As of March 31, 1996, the Company had total assets of $179.0 million, total loans of $100.5 million, and total deposits of $160.8 million, as compared to total assets of $174.8 million, total loans of $103.7 million, and total deposits of $157.3 million as of December 31, 1995. Average deposits for the first quarter of 1996 were $147.2 million as compared to an average deposit level of $138.8 million during the first quarter of 1995.

   The following section sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities, and shareholders' equity for the three month period ended June 30, 1996 as compared to the same period in 1995. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                MARCH 31, 1996

                                   UNAUDITED

                                                                              1996             1995
                                                                          ------------     ------------
Assets
- ------
Cash and due from banks                                                    $ 11,190,000    $  9,607,000
Investment securities                                                         8,392,000      19,313,000
Federal funds sold                                                            6,093,000       2,923,000
Mortgage loans held for sale                                                 35,689,000       8,600,000
Loans                                                                       100,864,000     106,450,000

      Less allowance for loan losses                                         (2,723,000)     (2,734,000)
                                                                           ------------    ------------
                      Net loans                                              98,141,000     103,716,000

Premises and equipment, net                                                   1,302,000       1,671,000
Other assets                                                                  4,563,000       5,626,000
                                                                           ------------    ------------
                      Total assets                                         $165,370,000    $151,456,000
                                                                           ============    ============

Liabilities and Shareholders' Equity
- ------------------------------------

Deposits:
     Noninterest-bearing                                                   $ 53,691,000    $ 50,455,000
     Interest-bearing                                                        93,551,000      87,196,000
Short-term borrowings                                                           475,000         298,000
Other liabilities                                                             2,048,000         813,000
                                                                           ------------    ------------

                      Total liabilities                                     149,765,000     138,762,000
                                                                           ------------    ------------

Shareholders' equity:
     Capital stock                                                           15,988,000      16,129,000
     Accumulated deficit                                                       (302,000)     (2,741,000)
     Net unrealized loss on investment securities available for sale            (81,000)       (694,000)
                                                                           ------------    ------------
                      Total shareholders' equity                             15,605,000      12,694,000
Total liabilities and shareholders' equity                                 $165,370,000    $151,456,000
                                                                           ============    ============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                MARCH 31, 1996

Capital Resources
- -----------------

   The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of March 31, 1996 are set forth below.

                   CAPITAL REQUIREMENTS AS OF MARCH 31, 1996

                                             Pacific       PNB
                             Regulatory     National    Financial
                            Requirements      Bank        Group
                            -------------   ---------   ----------
Leverage Capital Ratio           4.0%          7.7%         9.0%

Risk Based Capital:
   Tier 1 Capital                4.0%         10.3%        12.8%
   Tier 2 Capital                8.0%         11.5%        14.1%


Liquidity
- ---------

   Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances and short-term loan portfolio as well as its ability to raise capital by selling additional shares of common stock. During the first quarter of 1996, the Bank Holding Company liquidity position decreased due to the purchase of 25,000 shares of the Company's common stock. These funds are part of an overall program the Board has approved to purchase back up to $1.0 million of the Company's common stock without reducing the BHC working capital below $250,000. As of March 31, 1996, the Bank Holding Company has cash balances of approximately $610,000. These liquid assets, along with cash generated from its loan portfolio, will support its 1996 operating requirements.

   Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, investment securities and a portion of its mortgage loans held for sale. During the first quarter of 1996, the Bank's average liquid assets as a percentage of average assets equaled 24.9% compared to 20.1% during the first quarter of 1995. The Bank's average loan to deposit ratio during the first quarter of 1996 was 67.5% compared to an average loan to deposit ratio of 76.1% during the first quarter of 1995. The change in these liquidity ratios is the result of an increase in the average deposit level of the Bank and decrease of the average loan balance during the first quarter of 1996. A large portion of the Bank's deposits consist of deposits maintained by title insurance companies and escrow companies. During the first quarter of 1996, the average deposits from escrow and title companies were $18.3 million or approximately 12.4% of total average deposits. This is compared to total title and escrow deposits of $19.4 million in the first quarter of 1995 or 14% of total average deposits. Currently, no title or escrow customer accounts for over 3% of the Bank's total deposits.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                MARCH 31, 1996

   To cushion against unanticipated fluctuations in its liquidity position, the Bank has secured secondary lines of credit with its correspondent bank and the Federal Reserve Bank of approximately $9 million as of March 31, 1996. These lines of credit are collateralized by a portion of the Bank's investment portfolio and its installment loan portfolio. Additionally, the majority of the Bank's mortgage loans held for sale, while not considered a primary source of liquidity, can significantly aid in the Bank's ability to meet its liquidity requirements. During the first quarter of 1996, the Bank was approved to become a member of the Federal Home Loan Bank ("FHLB"). The FHLB has given the Bank a credit line of up to 20% of its assets. This credit facility will serve as a backup source of liquidity and will allow the Bank to increase its asset size.

                   Results of Operations for the Three Months
                    Ended March 31, 1996 and March 31, 1995
                    ---------------------------------------


Total interest and loan fee income
- ----------------------------------

   Total interest and loan fee income increased $217,000 (7.2%) between the periods presented primarily due to the increase in volume of mortgage loans which was partially offset by the decrease in volume of investment securities and loans. The increase in the volume of mortgage loans is due to the increased activity in the Bank's mortgage loan business.

   The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

                                                        Change in interest income due to:
                                                         Volume        Rate         Total
                                                       ----------   ----------   -----------
Loans                                                  $(130,000)    $(32,000)    $(162,000)
Mortgage loans held for sale                             539,000      (60,000)      479,000
Investment securities                                   (141,000)       3,000      (138,000)
Federal funds sold                                        42,000)      (5,000)       37,000
                                                       ---------     --------     ---------

  Total                                                $ 310,000     $(94,000)    $ 216,000
                                                       =========     ========     ---------

Change in loan fees                                                                   1,000
                                                                                  ---------

  Total change in interest and loan fee income                                    $ 217,000
                                                                                  =========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                MARCH 31, 1996

Total interest expense
- ----------------------

   Total interest expense increased $219,000 (31.1%) between the periods presented due to an increase in the volume and rate of interest bearing deposits. The increase in deposit volume was due to an increase of higher costing time deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended March 31, 1996 as compared to the corresponding period ended March 31, 1995.

                                                  Change in interest expense due to:

                                                  Volume         Rate        Total
                                                -----------   ----------   ----------
Savings deposits                                $   (7,000)    $ (3,000)     (10,000)
Time deposits                                      150,000      104,000      254,000
Interest-bearing demand deposits                   (26,000)       1,000      (25,000)
                                                ----------     --------    ---------

  Total                                         $  117,000     $102,000     $219,000
                                                ==========     ========    =========

Allowance for loan losses
- -------------------------

   An analysis of the allowance for loan losses is summarized as follows:

                                                Three Months Ended March 31
                                                ---------------------------
                                                   1996            1995
                                                ----------     ------------
Balance at beginning of period                  $2,658,000     $  2,727,000
                                                ----------     ------------

Charge-offs                                       (813,000)        (224,000)
Recoveries                                          31,000            9,000
                                                ----------     ------------

 Net charge-offs                                  (782,000)        (215,000)
                                                ----------     ------------
Contribution to allowance for loan losses          300,000          228,000
                                                ----------     ------------

Balance at end of period                        $2,176,000     $  2,740,000
                                                ==========     ============

Allowance as a percentage of total loans               2.2%             2.5%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                MARCH 31, 1996

  The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of March 31, 1996 and 1995 as well as December 31, 1995.

                                                           March 31, 1996   Dec. 31, 1995   March 31, 1995
                                                           --------------   -------------   --------------
Loans accounted for on a nonaccrual basis                     $ 9,173,000     $ 9,666,000      $ 5,610,000

Accruing loans contractually past due 90 days or more           1,059,000         382,000          768,000

Total classified loans                                         15,200,000      20,534,000       15,053,000

Other real estate owned                                         3,213,000       1,336,000        1,833,000

Troubled debt restructurings (Included in non-accrual           3,532,000       3,589,000        2,316,000
      and classified loans)

   The Company's contribution to the provision for loan losses was $300,000 for the first three months of 1996 compared to $228,000 during the same period in 1995. This contribution resulted in an allowance of 2.2% of total outstanding loans at March 31, 1996, compared to 2.5% at March 31, 1995. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and Management's analysis of current market conditions. Management believes that the allowance at March 31, 1996 is adequate to absorb the inherent risks in the Company's loan portfolio.

   The decline in the allowance for loan losses is due to the write off of a portion of several large real estate loans during the first quarter of 1996. These write-offs were triggered by the pending foreclosure of the loans collateral and equal the amount of collateral deficiency in the loan. These write-offs had no major impact on additional contributions to the reserve for loan losses because they were specifically reserved for and were part of the past year's allowance for loan losses.

   Classified loans are those that have some identified weaknesses as determined by Management that may jeopardize the orderly collection of the debt in the future. Classified loan decreased $5.3 million from December 31, 1995 to March
31, 1996.   This decrease is due to the collection of several loans along with the transfer of two loans to other real estate owned. Due to the pending foreclosure on several large real estate loans, classified loans and nonaccrual loans are expected to decline in the next two quarters.

Other Income
- ------------

   Other income increased $1,708,000 (196%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage operation. During the first three months of 1996, gross revenue from the mortgage operation was $2,330,000 compared to $691,000 in the corresponding period in 1995. The increase in the mortgage divisions gross revenue resulted in the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                MARCH 31, 1996

division posting a pretax income, before administration allocation, of $603,000 during the first quarter of 1996, compared to $70,000 during the same period in 1995. The increase in other income was partially due to an increase in other fees and services charges. This increase was partially due to higher real estate owned income and partially due to losses on security sales during 1995.

Other Expenses
- --------------

   Other expenses increased $1,055,000 (37.1%) between the periods presented. The Company's other expenses decreased $21,000 while the Bank's residential mortgage division's expenses increased $1,076,000 (166%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries and benefits and commissions. The decrease in the Company's other expenses of $21,000 (1%) was due to a decrease in FDIC insurance premiums which was partially offset by increases in other areas of operations.

Provision for Income Taxes
- --------------------------

   During the first quarter of 1996, the Company did not record any income tax expense based upon the utilization of a portion of its net deferred tax assets. As of December 31, 1995, the Company had net deferred tax assets totalling $890,000 which the Company had not recognized. These deferred tax assets include Federal and State net operating loss carryforwards of $901,000 and $34,000, respectively. A portion of these unrecorded deferred tax assets were utilized during the first quarter of 1996 to offset the Company's first quarter profits. Although Management anticipates future earnings, the future tax benefit of any remaining deferred tax assets are not assured of realization and, therefore, have not been recorded by the Company.

Cash and Cash Equivalents
- -------------------------

   As of March 31, 1996, cash and cash equivalents increased $6.1 million from December 31, 1995 balances primarily due to a increase of deposits of $3.5 million and a decrease in investment securities of $2.6 million.

                          PART II - OTHER INFORMATION
                          ---------------------------

                                 MARCH 31, 1996


Item 1.  Legal Proceedings.
- -------  ------------------

   There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their respective subsidiaries are subject, other than ordinary routine litigation incidental to the Bank's business.


Item 2.  Changes in Securities.
- -------  ----------------------

Not applicable.


Item 3.  Defaults Upon Senior Securities.
- -------  --------------------------------

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
- -------  ----------------------------------------------------

Not applicable.


Item 5.  Other Information.
- -------  ------------------


Item 6.  Exhibits and Reports on Form 8-KSB.
- -------  ----------------------------------

  (a)  Exhibits Filed - none required.
       --------------

  (b)  Reports on Form 8-KSB.  During the first quarter of 1996, the Company did
       ---------------------
       not file a report on form 8-KSB.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


PNB Financial Group



Date:  May 2, 1995              By: /s/ ALLEN C. BARBIERI
      ----------------------       -------------------------------------
                                   Allen C. Barbieri
                                   President and Chief Executive Officer



Date:  May 5, 1995              By: /s/ DOUG L. HELLER
      ----------------------       -------------------------------------
                                   Doug L. Heller
                                   Chief Financial Officer