Form 10QSB
period 1996-06-30
PNB FINANCIAL GROUP
filed 1996-08-08
CIK 704693

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            -----------------------
                                  FORM 10-QSB
 (Mark One)

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                         OF THE SECURITIES ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                          COMMISSION FILE NO. 2-78580
                          ---------------------------

                             PNB FINANCIAL GROUP
            ------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


        CALIFORNIA                                         95-3847640
- -------------------------------                -------------------------------
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

      THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AT AUGUST 4, 1996 WAS 2,164,783.


                    THIS REPORT INCLUDES A TOTAL OF 19 PAGES
================================================================================

                              PNB FINANCIAL GROUP
                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1996

PART I  FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                         NUMBER
                                                                                         ------
  ITEM 1.                       Financial Statement

                                Condensed Consolidated Balance Sheets (unaudited) -          3
                                June 30, 1996 and December 31, 1995

                                Condensed Consolidated Statements of Income                  4
                                (unaudited) - Six Months ended June 30, 1996 and 1995

                                Condensed Consolidated Statements of Income                  5
                                (unaudited) - Three Months ended June 30, 1996 and 1995

                                Consolidated Statements of Cash Flows (unaudited) - Six      6
                                Months ended June 30, 1996 and 1995

                                Notes to Condensed Consolidated Financial Statements         7

  ITEM 2.                       Management's Discussion and Analysis of Financial         8-17
                                Condition and Results of Operations


PART II  OTHER INFORMATION

  ITEM 1.                       Legal Proceedings                                           18

  ITEM 2.                       Changes in Securities                                       18

  ITEM 3.                       Defaults upon Senior Securities                             18

  ITEM 4.                       Submission of Matters to a Vote of Securities Holders       18

  ITEM 5.                       Other Information                                           18

  ITEM 6.                       Exhibits and Reports on Form 8-KSB                          18

                                Signatures of Registrants                                   19

                              PNB FINANCIAL GROUP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 1996
                                  (UNAUDITED)

Assets                                                                   June 30, 1996     December 31, 1995
- -------                                                               -----------------    ------------------

Cash and due from banks                                                  $ 16,014,000          $ 13,814,000
Investment securities                                                       8,577,000            10,626,000
Federal funds sold                                                         13,000,000             2,500,000
Mortgage loans held for sale                                               52,754,000            41,968,000

Loans                                                                      99,588,000           103,737,000

  Less allowance for possible loan losses                                  (2,175,000)           (2,659,000)
                                                                         ------------          ------------

           Net loans                                                       97,413,000           101,078,000

Premises and equipment, net                                                 1,214,000             1,340,000
Other real estate owned                                                     2,372,000             1,337,000
Other assets                                                                3,024,000             2,129,000
                                                                         ------------          ------------

           Total assets                                                  $194,368,000          $174,792,000
                                                                         ============          ============
Liabilities and Shareholders' Equity
- ------------------------------------

Deposits                                                                 $173,883,000          $157,303,000
Other liabilities                                                           3,748,000             2,261,000
                                                                         ------------          ------------

           Total liabilities                                              177,631,000           159,564,000

Shareholders' equity:


   Common stock, no par value, 20,000,000
   shares authorized; 2,164,783 and 2,187,933
   shares issued and outstanding at
   June 30, 1996 and December 31, 1995                                     15,990,000            16,134,000
   Retained earnings (deficit)                                                928,000              (822,000)
   Net unrealized loss on investment securities available for sale           (181,000)              (84,000)
                                                                         ------------          ------------

           Total shareholders' equity                                      16,737,000            15,228,000
                                                                         ------------          ------------

           Total liabilities and shareholders' equity                    $194,368,000          $174,792,000
                                                                         ============          ============



                                     See accompanying notes

                              PNB FINANCIAL GROUP
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                           1996               1995
                                                                        ----------         -----------
Interest income:
    Loans, including fees                                               $6,392,000         $5,703,000
    Investment securities                                                  222,000            437,000
    Federal funds sold                                                     116,000             59,000
                                                                        ----------         ----------


    Total interest income                                                6,730,000          6,199,000

Interest expense                                                         1,915,000          1,568,000
                                                                        ----------         ----------

    Net interest income                                                  4,815,000          4,631,000

Provision for possible loan losses                                         600,000            463,000
                                                                        ----------         ----------

    Net interest income after provision for possible loan losses         4,215,000          4,168,000

Other income:
    Commissions and other revenue from mortgage banking operations       5,397,000          1,939,000
    Service charges, fees and other                                        726,000            424,000
                                                                        ----------         ----------

    Total other income                                                   6,123,000          2,363,000

Other expenses:
    Mortgage banking operations                                          3,998,000          1,581,000
    Salaries & employee benefits                                         1,980,000          1,825,000
    Occupancy                                                              802,000            836,000
    Other                                                                1,581,000          1,638,000
                                                                        ----------         ----------

    Total other expense                                                  8,361,000          5,880,000

Income before income taxes                                               1,977,000            651,000

Provision (benefit) for income taxes                                       227,000            (99,000)
                                                                        ----------         ----------

Net income                                                              $1,750,000         $  750,000
                                                                        ==========         ==========

Net income per share                                                    $      .76         $      .34
                                                                        ==========         ==========

Weighted average number of shares                                        2,318,404          2,207,783




                             See accompanying notes

                              PNB FINANCIAL GROUP
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)

                                                                               1996                 1995
                                                                            ----------           ----------
Interest income:
    Loans, including fees                                                   $3,338,000           $2,967,000
    Investment securities                                                      113,000              189,000
    Federal funds sold                                                          38,000               19,000
                                                                            ----------           ----------


    Total interest income                                                    3,489,000            3,175,000

Interest expense                                                               992,000              864,000
                                                                            ----------           ----------

    Net interest income                                                      2,497,000            2,311,000

Provision for possible loan losses                                             300,000              235,000
                                                                            ----------           ----------

    Net interest income after provision for possible loan losses             2,197,000            2,076,000

Other income:
    Commissions and other revenue from mortgage banking operations           3,067,000            1,248,000
    Service charges, fees and other                                            475,000              242,000
                                                                            ----------           ----------

    Total other income                                                       3,542,000            1,490,000

Other expenses:
    Mortgage banking operations                                              2,274,000              933,000
    Salaries & employee benefits                                             1,026,000              890,000
    Occupancy                                                                  393,000              407,000
    Other                                                                      767,000              804,000
                                                                            ----------           ----------

    Total other expense                                                      4,460,000            3,034,000

Income before income taxes                                                   1,279,000              532,000

Provision for income taxes                                                     272,000                    -
                                                                            ----------           ----------

Net income                                                                  $1,052,000           $  532,000
                                                                            ==========           ==========

Net income per share                                                        $      .46           $      .24
                                                                            ==========           ==========

Weighted average number of shares                                            2,311,006            2,217,199




                             See accompanying notes

                              PNB FINANCIAL GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                            1996                     1995
                                                                        ------------             -------------

Net cash used in operating activities                                   $(8,387,000)             $(13,986,000)
                                                                        -----------              ------------

Cash flows from investing activities:
    Net change in loans                                                   1,439,000                (6,686,000)
    Net change in investment securities                                   1,952,000                 4,894,000
    Other                                                                   464,000                 2,694,000
                                                                        -----------              ------------
         Net cash provided by investing activities                        3,855,000                   902,000
                                                                        -----------              ------------

Cash flows from financing activities:
    Net change in deposits                                               16,581,000                 8,813,000
    Net change in short term borrowings                                     795,000                         -
    Payments for repurchase of common stock                                (144,000)                        -
                                                                        -----------              ------------
         Net cash provided by financing activities                       17,232,000                 8,813,000
                                                                        -----------              ------------

Net increase (decrease) in cash and cash equivalents                     12,700,000                (4,271,000)

Cash and cash equivalents at beginning of period                         16,313,000                12,836,000
                                                                        -----------              ------------

Cash and cash equivalents at end of period                              $29,013,000              $  8,565,000
                                                                        ===========              ============




                             See accompanying notes

                              PNB FINANCIAL GROUP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1. Basis of Presentation
   ---------------------

   The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiary, Pacific National Bank (the "Bank"), (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of Management, necessary to present fairly the consolidated financial position of the Company at June 30, 1996, and the consolidated results of operations and statements of cash flows for the six and three month periods ended June 30, 1996 and June 30, 1995. Results for the six and three months ended June 30, 1996 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

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

                              PNB FINANCIAL GROUP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1996


ITEM 2.
- -------


Summary
- -------

   The Company reported net income of $1,750,000 for the six months ended June 30, 1996 compared to a net income of $750,000 for the same period in 1995. The increase in earnings was primarily a result of an increase in the profits in the Bank's residential mortgage division which was a result of increased lending
activity.   During the first six months of 1996, the Bank funded 3,111 mortgage loans totalling $389.7 million compared to the first six months of 1995 during which the Bank funded 982 mortgage loans totalling $117.6 million.

   As of June 30, 1996, the Company had total assets of $194.4 million, total loans of $99.6 million, and total deposits of $173.9 million, as compared to total assets of $174.8 million, total loans of $103.7 million, and total deposits of $157.3 million as of December 31, 1995. Average deposits for the first six months of 1996 were $153.9 million as compared to an average deposit level of $137.7 million during the first six months of 1995. The increase in deposits is due to the improved state of the local economy along with the continual marketing effort for expanding the deposit base of the Bank. This marketing effort was aided by the local business market's renewed confidence in the Bank's stability.

   The following section sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities, and shareholders' equity for the six month period ended June 30, 1996 as compared to the same period in 1995. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.



                            (Continued on next page)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                 JUNE 30, 1996

                                   Unaudited

Assets                                                                                 1996            1995
- ------                                                                            -------------   -------------

    Cash and due from banks                                                       $ 11,239,000    $  9,261,000
    Investment securities                                                            8,392,000      17,278,000
    Federal funds sold                                                               4,569,000       2,099,000
    Mortgage loans held for sale                                                    44,121,000      13,084,000

    Loans                                                                          101,109,000     107,496,000

         Less allowance for loan losses                                             (2,480,000)     (2,765,000)
                                                                                  -------------   -------------

                  Net loans                                                         98,629,000     104,731,000

    Premises and equipment, net                                                      1,279,000       1,608,000
    Other assets                                                                     4,812,000       4,801,000
                                                                                  -------------   -------------

                  Total assets                                                    $173,041,000    $152,862,000
                                                                                  =============   =============

Liabilities and Shareholders' Equity
- ------------------------------------

    Deposits:
         Noninterest-bearing                                                      $ 55,814,000    $ 48,607,000
         Interest-bearing                                                           98,111,000      89,187,000
    Short-term borrowings                                                              974,000         975,000
    Other liabilities                                                                2,127,000       1,011,000
                                                                                  -------------   -------------

                  Total liabilities                                                157,026,000     139,780,000
                                                                                  -------------   -------------

    Shareholders' equity:
         Capital stock                                                              16,013,000      16,129,000
         Retained earnings (deficit)                                                   133,000      (2,534,000)
         Net unrealized loss on investment securities available for sale              (131,000)       (513,000)
                                                                                  -------------   -------------

                  Total shareholders' equity                                        16,015,000      13,082,000
                                                                                  -------------   -------------

         Total liabilities and shareholders' equity                               $173,041,000    $152,862,000
                                                                                  =============   =============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                 JUNE 30, 1996

Capital Resources
- -----------------

   The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of June 30, 1996 are set forth below.

                    CAPITAL REQUIREMENTS AS OF JUNE 30, 1996

                                              Pacific          PNB
                               Regulatory    National    Financial
                             Requirements        Bank        Group
                            -------------   ---------   ----------

Leverage Capital Ratio               4.0%       7.50%         9.4%

Risk Based Capital:
   Tier 1 Capital                    4.0%       11.1%        13.5%
   Tier 2 Capital                    8.0%       12.4%        14.8%

Liquidity
- ---------

   Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances and short-term loan portfolio as well as its ability to raise capital by selling additional shares of common stock. In May, 1996, the Bank Holding Company purchased at a substantial discount two troubled real estate dependent loans for $1.1 million. Of this amount, $800,000 was financed with the seller.
Management anticipates foreclosing on these two loans and recognizing a gain on the ultimate sale of the real estate collateral. Management expects these sales to occur before December 31, 1996. The Bank Holding Company is carrying these loans on a nonaccrual basis. As of June 30, 1996, the Bank Holding Company has cash balances of approximately $321,000. These liquid assets, along with cash generated from its loan portfolio, will support its 1996 operating requirements.

   Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, investment securities and a portion of its mortgage loans held for sale. During the second quarter of 1996, the Bank's average liquid assets as a percentage of average assets equaled 28.1% compared to 18.3% during the second quarter of 1995. The Bank's average loan to deposit ratio during the second quarter of 1996 was 61.7% compared to an average loan to deposit ratio of 77.5% during the second quarter of 1995. The change in these liquidity ratios is the result of an increase in the average deposit level and decrease of the average loan balance of the Bank. A large portion of the Bank's deposits consist of deposits maintained by escrow and title insurance companies. During the second quarter of 1996, the average deposits from escrow and title companies were $21.9 million or approximately 13.6% of total average deposits. This is compared to total escrow and title deposits of $14.7 million in the second quarter of 1995 or 10.6% of total average deposits. Currently, no escrow or title customer accounts for over 3% of the Bank's total deposits.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                 JUNE 30, 1996


   To cushion against unanticipated fluctuations in its liquidity position, the Bank has secured secondary lines of credit with its correspondent bank and the Federal Home Loan Bank ("FHLB") of approximately $10.8 million as of June 30, 1996. The FHLB line of credit is collateralized by a portion of the Bank's loan portfolio. The Bank also can borrow money against a portion of its investment portfolio. Additionally, the majority of the Bank's mortgage loans held for sale, while not considered a primary source of liquidity, can significantly aid in the Bank's ability to meet its liquidity requirements.


                    Results of Operations for the Six Months
                     Ended June 30, 1996 and June 30, 1995
                     -------------------------------------


Total interest and loan fee income
- ----------------------------------

   Total interest and loan fee income increased $531,000 (8.6%) between the periods presented primarily due to the increase in volume of mortgage loans which was partially offset by the decrease in volume of investment securities and loans. In addition, the reduction of interest rates on loans offset some of the volume increases in interest income. The increase in the volume of mortgage loans is due to the increased activity in the Bank's mortgage loan business.

   The table below sets forth the Company's rate and volume analysis for interest-earning assets for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.



                                       Change in interest income due to:

                                                         Volume         Rate          Total
                                                       -----------   -----------   -----------

Loans                                                  $ (296,000)    $(224,000)   $ (520,000)
Mortgage loans held for sale                            1,222,000       (60,000)    1,162,000
Investment securities                                    (230,000)       15,000      (215,000)
Federal funds sold                                         66,000        (9,000)       57,000
                                                       ----------     ---------    ----------

     Total                                             $  762,000     $(278,000)   $  484,000
                                                       ==========     =========

Change in loan fees                                                                    47,000
                                                                                   ----------

     Total change in interest and loan fee income                                  $  531,000
                                                                                   ==========


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                 JUNE 30, 1996

Total interest expense
- ----------------------

   Total interest expense increased $347,000 (22.1%) between the periods presented due to an increase in the volume and rate of time deposits. The average volume of time deposits increased from $33.8 million for the six months ended June 30,1995 to $42.4 million for the six months ended June 30, 1996, and the average interest rate paid on these deposit increased from 2.4% to 2.8% during the same time frame. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the six months ended June 30, 1996 as compared to the corresponding period ended June 30, 1995.

                                                                                 Change in interest expense due to:

                                                                                  Volume         Rate        Total
                                                                               ------------   ----------   ----------

Short-term borrowing                                                           $         -     $ (4,000)    $ (4,000)
Savings deposits                                                                   (14,000)      (7,000)     (21,000)
Time deposits                                                                      224,000      142,000      366,000
Interest-bearing demand deposits                                                     6,000            -        6,000
                                                                               -----------     --------    ---------

     Total                                                                     $   216,000     $131,000     $347,000
                                                                               ===========     ========    =========

Allowance for loan losses
- --------------------------

      An analysis of the allowance for loan losses is summarized as follows:

                                                                                     Six Months Ended June 30
                                                                               -------------------------------------

                                                                                      1996                  1995
                                                                               ----------------      ---------------
    Balance at beginning of period                                             $   2,658,000         $    2,727,000
                                                                               ----------------      ---------------

    Charge-offs                                                                   (1,119,000)              (539,000)
    Recoveries                                                                        36,000                 42,000
                                                                               ----------------      ---------------

     Net charge-offs                                                              (1,083,000)              (497,000)
                                                                               ----------------      ---------------

    Contribution to allowance for loan losses                                        600,000                463,000
                                                                               ----------------      ---------------

    Balance at end of period                                                   $   2,175,000         $    2,693,000
                                                                               ================      ===============

    Allowance as a percentage of total loans                                             2.2%                   2.4%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                 JUNE 30, 1996

  The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of June 30, 1996 and 1995 as well as December 31, 1995.

                                                           June 30, 1996   Dec. 31, 1995   June 30, 1995
                                                           -------------   -------------   -------------

Loans accounted for on a nonaccrual basis                    $10,423,000     $ 9,666,000     $ 6,226,000

Accruing loans contractually past due 90 days or more            226,000         382,000         871,000

Total classified loans                                        14,848,000      20,534,000      14,990,000

Other real estate owned                                        2,372,000       1,337,000       1,806,000

Troubled debt restructurings (Included in non-accrual          3,238,000       3,589,000       2,275,000
      and classified loans)

   The Company's contribution to the provision for loan losses was $600,000 for the first six months of 1996 compared to $463,000 during the same period in 1995. This contribution resulted in an allowance of 2.2% of total outstanding loans at June 30, 1996, compared to 2.4% at June 30, 1995. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and Management's analysis of current market conditions. Management believes that the allowance at June 30, 1996 is adequate to absorb the inherent risks in the Company's loan portfolio.

   The decline in the allowance for loan losses is due to the write off of a portion of several large real estate loans during the six months of 1996. These write-offs were triggered by the pending foreclosure of the loans' collateral and equal the amount of collateral deficiency in the loan. These write-offs had no major impact on additional contributions to the reserve for loan losses because they were specifically reserved for and were part of the past year's allowance for loan losses.

   Classified loans are those that have some identified weaknesses as determined by Management that may jeopardize the orderly collection of the debt in the future. Classified loan decreased $5.7 million from December 31, 1995 to June
30, 1996.   This decrease is due to the collection of several loans along with the transfer of two loans to other real estate owned. Due to the pending foreclosure on several large real estate loans, classified loans and nonaccrual loans are expected to decline in the next two quarters. The allowance for loan losses should not be effected by these foreclosures.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                 JUNE 30, 1996

Other Income
- ------------

   Other income increased $3,760,000 (159%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage operation. During the first six months of 1996, gross revenue from the mortgage operation was $5,397,000 compared to $1,939,000 in the corresponding period in 1995. The increase in the mortgage divisions gross revenue resulted in the division posting a pretax income, before administration allocation, of $1,393,000 during the first six months of 1996, compared to $369,000 during the same period in 1995. The increase in other income was partially due to a real estate owned sale which resulted in a $102,000 gain. In addition, an increase in other income was partially due to an increase in the income recognized on the sale of SBA loans. During the first six months of 1996, the SBA Department recognized sales premiums of $244,000 compared to recognized sales premiums of $167,000 in 1995. In July, 1996, the Bank's SBA department was awarded a "Preferred Lender" status with the SBA. This should decrease the Bank's response time to customers and, therefore, should have a positive impact on loan volume.

Other Expenses
- --------------

   Other expenses increased $2,481,000 (42.2%) between the periods presented. The Company's other expenses increased only $64,000 (1.5%), while the Bank's residential mortgage division's expenses increased $2,417,000 (153%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries and benefits and commissions. The $64,000 increase in the Company's other expenses was due to increased salary and benefits which was partially offset by a decrease in FDIC insurance premiums.

Provision for Income Taxes
- --------------------------

   As of December 31, 1995, the Company had net deferred tax assets totalling $890,000 which the Company had not recognized. These deferred tax assets include Federal and State net operating loss carryforwards of $901,000 and $34,000, respectively. A portion of these unrecorded deferred tax assets were utilized during the first six months of 1996 to offset the Company's profits.
As of June 30, 1996, the Company had recognized deferred tax assets of $689.000. Although Management anticipates future earnings, the future tax benefit of any remaining deferred tax assets are not assured of realization and, therefore, have not been recorded by the Company.

Cash and Cash Equivalents
- -------------------------

   As of June 30, 1996, cash and cash equivalents increased $12.7 million from December 31, 1995 balances primarily due to a increase of deposits of $16.6 million and a decrease in investment securities of $2.0 million and loans of $1.4 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                 JUNE 30, 1996

                  Results of Operations for the Three Months
                     Ended June 30, 1996 and June 30, 1995
                     -------------------------------------

Total interest and loan fee income
- ----------------------------------

   Total interest and loan fee income increased $314,000 (9.9%) between the periods presented primarily due to the increase in volume of mortgage loans which was partially offset by the decrease in volume of investment securities and loans. The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

                                                          Change in interest income due to:

                                                          Volume          Rate          Total
                                                      --------------   -----------   ------------

Loans                                                    $ (165,000)   $ (177,000)     $(342,000)
Mortgage loans held for sale                                690,000        (6,000)       684,000
Investment securities                                      (111,000)       33,000        (78,000)
Federal funds sold                                           24,000        (4,000)        20,000
                                                      --------------   -----------   ------------

   Total                                                 $  438,000    $ (154,000)     $ 284,000
                                                      ==============   ===========   ============

Change in loan fees                                                                       30,000
                                                                                     ------------

   Total change in interest and loan fee income                                       $  314,000
                                                                                     ============


Total interest expense
- ----------------------

   Total interest expense increased $128,000 (14.8%) between the periods presented due to an increase in the volume and interest rates of time deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended June 30, 1996 as compared to the corresponding period ended June 30, 1995.

                                                                                 Change in interest expense due to:

                                                                              Volume            Rate             Total
                                                                           -------------     -------------     ------------
Short-term borrowings                                                       $   (8,000)       $    1,000       $  (7,000)
Savings deposits                                                                (6,000)           (4,000)        (10,000)
Time deposits                                                                   96,000            17,000         113,000
Interest-bearing demand deposits                                                34,000            (2,000)         32,000
                                                                           -------------     -------------     ------------

    Total                                                                   $  116,000        $   12,000       $ 128,000
                                                                           =============     =============     ============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                 JUNE 30, 1996

Allowance for possible loan losses
- ----------------------------------

   An analysis of the allowance for possible loan losses is summarized as follows:

                                                                                     Three Months Ended June 30
                                                                                ------------------------------------

                                                                                     1996                  1995
                                                                                --------------        --------------

          Balance at beginning of period                                           $2,176,000           $2,740,000
                                                                                --------------        --------------

          Charge-offs                                                                (305,000)            (315,000)
          Recoveries                                                                    4,000               33,000
                                                                                --------------        --------------

              Net charge-offs                                                        (301,000)            (282,000)
                                                                                --------------        --------------
          Contribution to allowance for possible loan losses                          300,000              235,000
                                                                                --------------        --------------

          Balance at end of period                                                 $2,175,000           $2,693,000
                                                                                ==============       ==============

          Allowance as a percentage of total loans                                        2.2%                 2.4%




Other Income
- ------------

  Other income increased $2,052,000 (137%) between the periods presented. The increase was due to higher revenue generated from the Bank's residential mortgage division. During the second quarter of 1996, gross revenue from the mortgage division was $3,067,000 compared to $1,248,000 in the corresponding period in 1995. The increase in the mortgage division's gross revenue resulted in the division posting a pretax income, before administration allocation, of $790,000 during the second quarter of 1996, compared to pretax income of $299,000 during the same period in 1995. The increase in other income was also due to an increase in the income recognized on the sale of SBA loans. During the second quarter of 1996, the SBA Department recognized sales premiums of $190,000 compared to $92,000 during the same period in 1995.

Other Expenses
- --------------

  Other expenses increased $1,426,000 (47%) between the periods presented. The Bank's residential mortgage division's expenses increased $1,341,000 (144%), while expenses relating to other areas of the Company increased $85,000 (4.0%). The increase in the mortgage division's expenses was due to increased level of activity and was primarily associated with increases in salaries and benefits and commissions. The $85,000 increase in the Company's other expense was due to increased salaries and benefits which was partially offset by a reduction in occupancy costs and FDIC insurance premiums.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                                 JUNE 30, 1996

Provision for Income Taxes
- ---------------------------


  At the end of each interim period the company makes its best estimate of the effective tax rate expected to be applicable for the full year. The rate determined is then used on a current year to date basis. During the second quarter, the Company revised its earnings estimate for the year and, therefore, the second quarter's provision as a percent of income was higher than the first quarter's provision as a percent of income.

                          PART II - OTHER INFORMATION
                          ---------------------------

                                 JUNE 30, 1996



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

  (a)  Exhibits Filed - none required.
       --------------

  (b)  Reports on Form 8-KSB.  During the second quarter of 1996, the Company
       ---------------------
       filed a report on Form 8-KSB in response to Item 1, Change in Control of Registrant. This report was filed on June 4, 1996, and discussed an amendment to the original option agreement which the company's majority shareholder has with a group of six individuals.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


PNB Financial Group

Date:  August 7, 1996                 By: /s/ ALLEN C. BARBIERI
     --------------------             ----------------------------------
                                      Allen C. Barbieri
                                      Chief Operating Officer



Date:  August 7, 1996                 By: /s/ DOUG L. HELLER
     --------------------             ---------------------------------
                                      Doug L. Heller
                                      Chief Financial Officer