Form 10QSB/A
period 1996-06-30
PNB FINANCIAL GROUP
filed 1996-08-12
CIK 704693

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            -----------------------
                                  FORM 10-QSB/A
 (Mark One)

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


                   THIS REPORT INCLUDES A TOTAL OF 2 PAGES
================================================================================

                              PNB FINANCIAL GROUP
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)


                                                                               1996                 1995
                                                                            ----------           ----------
Interest income:
    Loans, including fees                                                   $3,338,000           $2,967,000
    Investment securities                                                      113,000              189,000
    Federal funds sold                                                          38,000               19,000
                                                                            ----------           ----------


    Total interest income                                                    3,489,000            3,175,000

Interest expense                                                               992,000              864,000
                                                                            ----------           ----------

    Net interest income                                                      2,497,000            2,311,000

Provision for possible loan losses                                             300,000              235,000
                                                                            ----------           ----------

    Net interest income after provision for possible loan losses             2,197,000            2,076,000

Other income:
    Commissions and other revenue from mortgage banking operations           3,067,000            1,248,000
    Service charges, fees and other                                            475,000              242,000
                                                                            ----------           ----------

    Total other income                                                       3,542,000            1,490,000

Other expenses:
    Mortgage banking operations                                              2,274,000              933,000
    Salaries & employee benefits                                             1,026,000              890,000
    Occupancy                                                                  393,000              407,000
    Other                                                                      767,000              804,000
                                                                            ----------           ----------

    Total other expense                                                      4,460,000            3,034,000

Income before income taxes                                                   1,279,000              532,000

Provision for income taxes                                                     227,000                    -
                                                                            ----------           ----------

Net income                                                                  $1,052,000           $  532,000
                                                                            ==========           ==========

Net income per share                                                        $      .46           $      .24
                                                                            ==========           ==========

Weighted average number of shares                                            2,311,006            2,217,199




                             See accompanying notes