Form 10QSB
period 1996-09-30
PNB FINANCIAL GROUP
filed 1996-11-12
CIK 704693

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            -----------------------
                                  FORM 10-QSB

(MARK ONE)

X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                         OF THE SECURITIES ACT OF 1934
            FOR THE TRANSITION PERIOD FROM               TO
                                          ---------------  --------------

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

      THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AT OCTOBER 4, 1996 WAS 2,167,283.


                   THIS REPORT INCLUDES A TOTAL OF 19 PAGES
================================================================================

                              PNB FINANCIAL GROUP
                             INDEX TO FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995


PART I  FINANCIAL INFORMATION                                                       PAGE
                                                                                   NUMBER
                                                                                   ------

ITEM 1.       Financial Statement

              Condensed Consolidated Balance Sheets (unaudited) -                     3
              September 30, 1996 and December 31, 1995

              Condensed Consolidated Statements of Operations                         4
              (unaudited) - Nine Months ended September 30, 1996 and 1995

              Condensed Consolidated Statements of Operations                         5
              (unaudited) - Three Months ended September 30, 1996 and 1995

              Condensed Consolidated Statements of Cash Flows (unaudited) - Nine      6
              Months ended September 30, 1996 and 1995

              Notes to Condensed Consolidated Financial Statements                    7

ITEM 2.       Management's Discussion and Analysis of Financial                    8-17
              Condition and Results of Operations


PART II  OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                      18

ITEM 2.       Changes in Securities                                                  18

ITEM 3.       Defaults upon Senior Securities                                        18

ITEM 4.       Submission of Matters to a Vote of Securities Holders                  18

ITEM 5.       Other Information                                                      18

ITEM 6.       Exhibits and Reports on Form 8-KSB                                     18

              Signatures of Registrants                                              19

                              PNB FINANCIAL GROUP
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                      September 30, 1996   December 31, 1995
                                                                      ------------------   -----------------
Assets
------
Cash and due from banks                                                  $ 11,888,000         $ 13,814,000
Interest bearing deposits                                                   2,378,000                   -
Investment securities                                                       7,488,000           10,626,000
Federal funds sold                                                         17,000,000            2,500,000
Mortgage loans held for sale                                               41,803,000           41,968,000

Loans                                                                      97,131,000          103,737,000

 Less allowance for possible loan losses                                   (2,065,000)          (2,659,000)
                                                                         ------------         ------------

           Net loans                                                       95,066,000          101,078,000

Premises and equipment, net                                                 1,122,000            1,340,000
Other real estate owned                                                     5,798,000            1,337,000
Other assets                                                                2,958,000            2,129,000
                                                                         ------------         ------------

           Total assets                                                  $185,501,000         $174,792,000
                                                                         ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits                                                                 $164,950,000         $157,303,000
Other liabilities                                                           2,936,000            2,261,000
                                                                         ------------         ------------
           Total liabilities                                              167,886,000          159,564,000

Shareholders' equity:


 Common stock, no par value, 20,000,000
  shares authorized; 2,167,283 and 2,187,933
  shares issued and outstanding at
  September 30, 1996 and December 31, 1995, respectively                   16,001,000           16,134,000
 Retained earnings (deficit)                                                1,731,000             (822,000)
 Net unrealized loss on investment securities available for sale             (117,000)             (84,000)
                                                                         ------------         ------------

           Total shareholders' equity                                      17,615,000           15,228,000
                                                                         ------------         ------------

           Total liabilities and shareholders' equity                    $185,501,000         $174,792,000
                                                                         ============         ============



                            See accompanying notes

                              PNB FINANCIAL GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                           1996           1995
                                                                        -----------   -----------
Interest income:
    Loans, including fees                                               $ 9,623,000   $ 8,883,000
    Investment securities                                                   331,000       617,000
    Federal funds sold                                                      342,000        88,000
    Deposits with banks                                                       3,000            -
                                                                        -----------   -----------

    Total interest income                                                10,299,000     9,588,000

Interest expense                                                          2,920,000     2,491,000
                                                                        -----------   -----------

    Net interest income                                                   7,379,000     7,097,000

Provision for possible loan losses                                          750,000       953,000
                                                                        -----------   -----------

    Net interest income after provision for possible loan losses          6,629,000     6,144,000

Other income:
    Commissions and other revenue from mortgage banking operations        8,363,000     3,725,000
    Service charges, fees and other                                       1,177,000       629,000
                                                                        -----------   -----------

    Total other income                                                    9,540,000     4,354,000

Other expenses:
    Mortgage banking operations                                           6,292,000     2,801,000
    Salaries & employee benefits                                          2,983,000     2,710,000
    Occupancy                                                             1,178,000     1,243,000
    Other                                                                 2,688,000     2,365,000
                                                                        -----------   -----------

    Total other expense                                                  13,141,000     9,119,000

Income before income taxes                                                3,028,000     1,379,000

Provision (benefit) for income taxes                                        475,000      ( 99,000)
                                                                        -----------   -----------

Net income                                                              $ 2,553,000    $1,478,000
                                                                        ===========   ===========

Net income per share                                                          $1.11          $.66
                                                                        ===========   ===========

Weighted average number of shares                                         2,324,199     2,239,394




                            See accompanying notes

                              PNB FINANCIAL GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                           1996         1995
                                                                        ----------   ----------
Interest income:
    Loans, including fees                                               $3,231,000   $3,180,000
    Investment securities                                                  109,000      180,000
    Federal funds sold                                                     226,000       29,000
    Deposits with banks                                                      3,000           -
                                                                        ----------   ----------

    Total interest income                                                3,569,000    3,389,000

Interest expense                                                         1,005,000      923,000
                                                                        ----------   ----------

    Net interest income                                                  2,564,000    2,466,000

Provision for possible loan losses                                         150,000      490,000
                                                                        ----------   ----------

    Net interest income after provision for possible loan losses         2,414,000    1,976,000

Other income:
    Commissions and other revenue from mortgage banking operations       2,966,000    1,786,000
    Service charges, fees and other                                        451,000      205,000
                                                                        ----------   ----------

    Total other income                                                   3,417,000    1,991,000

Other expenses:
    Mortgage banking operations                                          2,294,000    1,220,000
    Salaries & employee benefits                                         1,003,000      885,000
    Occupancy                                                              376,000      407,000
    Other                                                                1,107,000      727,000
                                                                        ----------   ----------

    Total other expense                                                  4,780,000    3,239,000

Income before income taxes                                               1,051,000      728,000

Provision for income taxes                                                 248,000           -
                                                                        ----------   ----------

Net income                                                              $  803,000   $  728,000
                                                                        ==========   ==========

Net income per share                                                          $.35         $.32
                                                                        ==========   ==========

Weighted average number of shares                                        2,319,484    2,249,483




                            See accompanying notes

                              PNB FINANCIAL GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)



                                                              1996           1995
                                                          -----------    ------------
Net cash provided by operating activities                 $ 3,344,000    $(13,804,000)

Cash flows from investing activities:
    Net change in loans                                       301,000      (5,467,000)
    Net change in investment securities                     3,105,000       8,168,000
    Other                                                     335,000       2,621,000
                                                          -----------    ------------
         Net cash provided by investing activities          3,741,000       5,322,000

Cash flows from financing activities:
    Net change in deposits                                  7,648,000       8,343,000
    Net change in short-term borrowings                       353,000              -
    Payments for repurchase of common stock                  (133,000)             -
                                                          -----------    ------------
         Net cash provided by financing activities          7,868,000       8,343,000

Net increase (decrease) in cash and cash equivalents       14,953,000        (139,000)

Cash and cash equivalents at beginning of period           16,313,000      12,836,000
                                                          -----------    ------------

Cash and cash equivalents at end of period                $31,266,000    $ 12,697,000
                                                          ===========    ============




                            See accompanying notes

                              PNB FINANCIAL GROUP
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)



1. Basis of Presentation
   ---------------------

   The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiary, Pacific National Bank (the "Bank"), (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of Management, necessary to present fairly the consolidated financial position of the Company at September 30, 1996, and the consolidated results of operations and statements of cash flows for the nine and three month periods ended September 30, 1996 and September 30, 1995. Results for the nine and three months ended September 30, 1996 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1996


Item 2.

Summary
-------

   The Company reported net income of $2,553,000 for the nine months ended September 30, 1996 compared to a net income of $1,478,000 for the same period in 1995. For the three months ended September 30, 1996 the Company reported a net income of $803,000 compared to net income of $728,000 for the same period in 1995. The increase in earnings was primarily a result of an increase in profits in the Bank's residential mortgage division which was a result of increased lending activity. During the first nine months of 1996, the bank funded 4,770 mortgage loans totalling $592.4 million compared to the first nine months of 1995 during which the Bank funded 1,865 mortgage loans totaling $226.7 million.

   In addition, the third quarter 1996 earnings were negatively effected by a special assessment of $300,000 levied by the FDIC following passage of legislation in September to recapitalize the Savings Association Insurance Fund ("SAIF"). As a result of this one time assessment, management believes a portion of the Bank's deposit insurance premiums paid to the FDIC will be reduced so that a full payback of the special assessment is achieved over a three to four year period. A portion of the deposit insurance premiums paid by the Bank to the FDIC are currently allocated to the SAIF fund as a result of the acquisition of a savings and loan association in 1991.

   The increase in mortgage lending activity is a result of a continual effort to increase its market share within its current market, along with a continual effort to expand into new marketing areas. In October 1996, the Bank will open a San Diego office of its mortgage department which is expected to service the entire San Diego area. Management is excited about expanding its coverage to include this new market. In addition, the Bank has entered into an agreement with American Savings to process government loans which American Savings loan officers originate through their branch system. Management believes these two activities will increase volume further and management will continue to look at other growth opportunities.

   As of September 30, 1996, the Company had total assets of $185.5 million, total loans of $97.1 million and total deposits of $164.9 million, as compared to total assets of $174.8 million, total loans of $103.7 million and total deposits of $157.3 million as of December 31, 1995. Average deposits for the first nine months of 1996 were $157.5 million as compared to an average deposit level of $141.3 million during the first nine months of 1995. The increase in deposits is due to the improved state of the local economy along with the continual marketing effort toward expanding the deposit base of the Bank. This marketing effort was aided by the local business market's renewed confidence in the Bank's stability.

   The following section sets forth the Company's condensed consolidated average balance of each principal category of assets, liabilities, and shareholders' equity for the nine month period ended September 30, 1996 as compared to the same period in 1995. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1996

                                                                              1996            1995
                                                                          ------------    ------------
Assets
------

Cash and due from banks                                                   $ 11,060,000    $  9,325,000
Interest-bearing deposits in other banks                                        76,000              -
Investment securities                                                        8,206,000      16,262,000
Federal funds sold                                                           8,912,000       2,077,000
Mortgage loans held for sale                                                44,866,000      17,609,000

Loans                                                                       99,704,000     108,483,000
      Less allowance for possible loan losses                               (2,348,000)     (2,708,000)
                                                                          ------------    ------------
                      Net loans                                             97,356,000     105,775,000

Premises and equipment, net                                                  1,244,000       1,542,000
Other assets                                                                 5,387,000       4,441,000
                                                                          ------------    ------------
                      Total assets                                        $177,107,000    $157,031,000
                                                                          ============    ============

Liabilities and Shareholders' Equity
------------------------------------

      Deposits:
         Noninterest-bearing                                              $ 56,341,000    $ 49,705,000
         Interest-bearing                                                  101,135,000      91,581,000
      Short-term borrowings                                                    382,000         961,000
      Other liabilities                                                      2,745,000       1,296,000
                                                                          ------------    ------------

                      Total liabilities                                    160,603,000     143,543,000

Shareholders' equity:
         Capital stock                                                      16,007,000      16,129,000
         Retained earning (deficit)                                            647,000      (2,222,000)
         Net unrealized loss on investment securities available
           for sale                                                           (150,000)       (419,000)
                                                                          ------------    ------------
                      Total shareholders' equity                            16,504,000      13,488,000
       Total liabilities and shareholders' equity                         $177,107,000    $157,031,000
                                                                          ============    ============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1996

Capital Resources
-----------------

   The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of September 30, 1996 are set forth below.

                 CAPITAL REQUIREMENTS AS OF SEPTEMBER 30, 1996

                                             Pacific       PNB
                             Regulatory     National    Financial
                            Requirements      Bank        Group
                            -------------   ---------   ----------

Leverage Capital Ratio               4.0%        7.8%         9.6%

Risk Based Capital:
    Tier 1 Capital                   4.0%       11.9%        14.2%
    Tier 2 Capital                   8.0%       13.2%        15.5%

Liquidity
---------

   Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances and short-term loan portfolio and, to a lesser extent, its ability to raise capital by selling additional shares of common stock. In addition, due to the well capitalized position of the Bank, the Holding Company can receive a dividend from its wholly owned subsidiary. In May, 1996, the Bank Holding Company purchased at a substantial discount two troubled real estate dependent loans for $1.1 million. Of this amount, $800,000 was financed with the seller. During July, one of these loans was liquidated for a profit of $244,000. The other loan was foreclosed upon and as of September 30, 1996, the property is owned by the Company. Management anticipates that this asset will be sold at a gain before March 31, 1997. As of September 30, 1996, the Bank Holding Company has cash balances of approximately $112,000. These liquid assets, along with cash generated from the sale of REO, will support its operating requirements through 1997.

   Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, investment securities and a portion of its mortgage loans held for sale. During the third quarter of 1996, the Bank's average liquid assets as a percentage of average assets equaled 25.9% compared to 22.6% during the third quarter of 1995. The Bank's average commercial loan to deposit ratio during the third quarter of 1996 was 57.8% compared to an average commercial loan to deposit ratio of 73.4% during the third quarter of 1995. The change in these liquidity ratios is the result of an increase in the average deposit level and decrease of the average commercial loan balance of the Bank. A large portion of the Bank's deposits consist of deposits maintained by escrow and title insurance companies. During the third quarter of 1996, the average deposits from escrow and title companies were $23.9 million or approximately 14.5% of total average deposits. This is compared to total escrow and title

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1996



deposits of $18.2 million in the third quarter of 1995 or 12.2% of total average deposits. Currently, no escrow or title customer accounts for over 3% of the Bank's total deposits.

   To cushion against unanticipated fluctuations in its liquidity position, the Bank has secured secondary lines of credit with its correspondent bank and the Federal Home Loan Bank ("FHLB") of approximately $10.8 million as of September 30, 1996. The FHLB line of credit is collateralized by a portion of the Bank's loan portfolio. The Bank also can borrow money against a portion of its investment portfolio. Additionally, the majority of the Bank's mortgage loans held for sale, while not considered a primary source of liquidity, can significantly aid in the Bank's ability to meet its liquidity requirements.

                   Results of Operations for the Nine Months
                Ended September 30, 1996 and September 30, 1995
                -----------------------------------------------

Total interest and loan fee income
----------------------------------

   Total interest and loan fee income increased $711,000 (7.4%) between the periods presented primarily due to the increase in volume of interest earning assets which was partially offset by the decrease in rate of interest earning assets. The increase in volume was centered in mortgage loans held for sale and is due to the increased activity in the Bank's mortgage loan business. This increase in volume of mortgage loans was partially offset with a decrease in volume of loans and investment securities. The decrease in interest income due to interest rate, was primarily the result of the decrease in interest rate on loans. This was due to the decrease in prime from 1995 to 1996.

   The table below sets forth the Company's rate and volume analysis for interest-earning assets for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                                                         Change in interest income due to:
                                                         Volume         Rate          Total
                                                       ----------     ---------    -----------

Loans                                                  $ (427,000)    $(343,000)   $ (770,000)
Mortgage loans held for sale                            1,429,000        36,000     1,465,000
Investment securities                                    (328,000)       42,000      (286,000)
Federal funds sold                                        276,000       (21,000)      255,000
                                                       ----------     ---------    ----------

     Total                                             $  950,000     $(286,000)   $  664,000
                                                       ==========     =========

Change in loan fees                                                                    47,000
                                                                                   ----------

     Total change in interest and loan fee income                                  $  711,000
                                                                                   ==========


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1996

Total interest expense
----------------------

   Total interest expense increased $429,000 (17.2%) between the periods presented due to an increase in the volume and rate of time deposits. The average volume of time deposits increased from $35.8 million for the nine months ended September 30,1995 to $43.1 million for the nine months ended September 30, 1996, and the average interest rate paid on these deposit increased from 5.10% to 5.43% during the same time frame. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the nine months ended September 30, 1996 as compared to the corresponding period ended September 30, 1995.

                                                                                Change in interest expense due to:
                                                                                  Volume         Rate        Total
                                                                               -----------     --------    ---------

Short-term borrowing                                                           $   (38,000)    $ 28,000    $ (10,000)
Savings deposits                                                                   (20,000)     (11,000)     (31,000)
Time deposits                                                                      291,000      100,000      391,000
Interest-bearing demand deposits                                                    63,000       16,000       79,000
                                                                               -----------     --------    ---------

  Total                                                                        $   296,000     $133,000    $ 429,000
                                                                               ===========     ========    =========

Allowance for loan losses
-------------------------

   An analysis of the allowance for loan losses is summarized as follows:

                                                                               Nine Months Ended September 30
                                                                               ------------------------------
                                                                                   1996              1995
                                                                               -----------         ----------
Balance at beginning of period                                                 $ 2,659,000         $2,727,000
                                                                               -----------         ----------
Charge-offs                                                                     (1,567,000)        (1,253,000)
Recoveries                                                                         223,000             57,000
                                                                               -----------         ----------

 Net charge-offs                                                                (1,344,000)        (1,196,000)
                                                                               -----------         ----------
Contribution to allowance for loan losses                                          750,000            953,000
                                                                               -----------         ----------

Balance at end of period                                                       $ 2,065,000         $2,484,000
                                                                               ===========         ==========

Allowance as a percentage of total loans                                               2.1%               2.3%

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1996


  The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of September 30, 1996 and 1995 as well as December 31, 1995.

                                                           Sept. 30, 1996   Dec. 31, 1995   Sept. 30, 1995
                                                           --------------   -------------   --------------

Loans accounted for on a nonaccrual basis                      $4,686,000     $ 9,666,000      $11,571,000

Accruing loans contractually past due 90 days or more             399,000         382,000          321,000

Total classified loans                                          8,750,000      20,534,000       17,148,000

Other real estate owned                                         5,798,000       1,337,000        1,553,000

Troubled debt restructurings (Included in non-accrual           1,749,000       3,589,000        2,234,000
      and classified loans)

   The Company's provision for loan losses was $750,000 for the first nine months of 1996 compared to $953,000 during the same period in 1995. The reduced provision is a result of the significant reduction of classified and nonaccrual loans. Classified loans have decreased $11.8 million from December 31, 1995, while nonaccrual loans have decreased $5.0 million over the same period. This contribution to the provision resulted in an allowance of 2.1% of total outstanding loans at September 30, 1996, compared to 2.3% at September 30, 1995. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and Management's analysis of current market conditions. Management believes that the allowance at September 30, 1996 is adequate to absorb the inherent risks in the Company's loan portfolio.

   The decline in the September 30, 1996 allowance for loan losses compared to the September 30, 1995 allowance is due to the write off of a portion of several large real estate loans during 1996. These write-offs were a result of real estate foreclosures and equal the amount of collateral deficiency in the loan. These write-offs had no major impact on additional provisions to the allowance for loan losses because they were specifically reserved for and were part of the past year's allowance for loan losses.

   Classified loans are those that have some identified weaknesses as determined by Management that may jeopardize the orderly collection of the debt in the future. This decrease in classified loans over the past nine months is due to the collection of several loans along with the transfer of several loans to other real estate owned. Due to the pending foreclosure on two real estate loans, classified loans and nonaccrual loans are expected to continue to decline in the next two quarters. The allowance for loan losses should not be effected by these foreclosures.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1996



Other Income
------------

   Other income increased $5,186,000 (119%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage operation. During the first nine months of 1996, gross revenue from the mortgage operation was $8,363,000 compared to $3,725,000 in the corresponding period in 1995. The increase in the mortgage divisions gross revenue resulted in the division posting a pretax income, before administration allocation, of $2,062,000 during the first nine months of 1996, compared to $771,000 during the same period in 1995. Outside of the mortgage division, the increase in other income was due to the $360,000 gain on sale of REO during the first nine months of 1996.

Other Expenses
--------------

   Other expenses increased $4,022,000 (44.1%) between the periods presented. Outside of the mortgage division, the Company's other expenses increased $531,000 (8.4%), while the Bank's residential mortgage division's expenses increased $3,491,000 (125%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries and benefits and commissions. The increase in the Company's other expenses was primarily due to the special SAIF assessment of $300,000 and an increase in the Bank's salary and benefits.

Provision for Income Taxes
--------------------------

   As of December 31, 1995, the Company had net deferred tax assets totalling $890,000 which the Company had not recognized. These deferred tax assets include Federal and State net operating loss carryforwards of $901,000 and $34,000, respectively. A large portion of these unrecorded deferred tax assets were utilized during the first nine months of 1996 to offset the Company's profits. As of September 30, 1996, the Company had recognized deferred tax assets of $758.000. Management anticipates recording the remaining deferred tax assets during the fourth quarter.

Cash and Cash Equivalents
-------------------------

   As of September 30, 1996, cash and cash equivalents increased $15.0 million from December 31, 1995 balances primarily due to a increase of deposits of $7.6 million and cash provided from operating activities of $3.3 million along with a decrease in investment securities of $3.1 million. The cash provided by operating activities primarily consists of cash generated from the profits of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1996


                  Results of Operations for the Three Months
                Ended September 30, 1996 and September 30, 1995
                -----------------------------------------------

Total interest and loan fee income
----------------------------------

   Total interest and loan fee income increased $180,000 (5.3%) between the periods presented primarily due to the increase in volume of mortgage loans which was partially offset by the decrease in volume of investment securities and loans. The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

                                                                     Change in interest income due to:
                                                                      Volume        Rate         Total
                                                                   -----------   ----------    ---------

Loans                                                              $ (251,000)   $ (84,000)    $(335,000)
Mortgage loans held for sale                                          334,000       52,000       386,000
Investment securities                                                 (87,000)      17,000       (70,000)
Federal funds sold                                                    211,000      199,000
                                                                   ----------    ----------    ---------

 Total                                                             $  207,000    $ (27,000)    $ 180,000
                                                                   ==========    ==========

Change in loan fees                                                                                   -
                                                                                               ---------

 Total change in interest and loan fee income                                                  $ 180,000
                                                                                               =========

Total interest expense
----------------------

  Total interest expense increased $82,000 (8.9%) between the periods presented due to an increase in the volume of interest bearing demand deposits and time deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended September 30, 1996 as compared to the corresponding period ended September 30, 1995.

                                                      Change in interest expense due to:
                                                    Volume            Rate            Total
                                                   --------          ------          -------
Short-term borrowings                              $(10,000)         $ 5,000         $ (5,000)
Savings deposits                                     (6,000)          (4,000)         (10,000)
Time deposits                                        42,000          (18,000)          24,000
Interest-bearing demand deposits                     58,000           15,000           73,000
                                                   ---------         --------        ---------

  Total                                            $  84,000         $ (2,000)       $  82,000
                                                   =========         =========       =========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1996

Allowance for possible loan losses
----------------------------------

    An analysis of the allowance for possible loan losses is summarized as follows:

                                                                   Three Months Ended September 30
                                                                   -------------------------------


                                                                          1996          1995
                                                                       ----------    ----------

Balance at beginning of period                                         $2,175,000    $2,693,000
                                                                       ----------    ----------

Charge-offs                                                              (448,000)     (713,000)
Recoveries                                                                188,000        14,000
                                                                       ----------    ----------

 Net charge-offs                                                         (260,000)     (699,000)
                                                                       ----------    ----------
Contribution to allowance for possible loan losses                        150,000       490,000
                                                                       ----------    ----------

Balance at end of period                                               $2,065,000    $2,484,000
                                                                       ==========    ==========

Allowance as a percentage of total loans                                      2.1%          2.3%

Other Income
------------

  Other income increased $1,426,000 (71.6%) between the periods presented. The increase was due to higher revenue generated from the Bank's residential mortgage division. During the third quarter of 1996, gross revenue from the mortgage division was $2,966,000 compared to $1,786,000 in the corresponding period in 1995. The increase in the mortgage division's gross revenue resulted in the division posting a pretax income, before administration allocation, of $669,000 during the third quarter of 1996, compared to pretax income of $403,000 during the same period in 1995. The increase in other income outside of the mortgage income was due to a $244,000 gain on the sale of REO recognized during the third quarter of 1996.

Other Expenses
--------------

  Other expenses increased $1,541,000 (47.6%) between the periods presented. The Bank's residential mortgage division's expenses increased $1,074,000 (88%), while expenses relating to other areas of the Company increased $467,000 (23%). The increase in the mortgage division's expenses was due to increased level of activity and was primarily associated with increases in salaries and benefits and commissions. The increase in the Company's other expense was due to the special one time SAIF assessment of $300,000 and an increase in the Bank's salaries and benefits.

               MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                              SEPTEMBER 30, 1996


Provision for Income Taxes
--------------------------


  At the end of each interim period the company makes its best estimate of the effective tax rate expected to be applicable for the full year. The rate determined is then used on a current year to date basis. During the third quarter, the Company revised its earnings estimate for the year and, therefore, the third quarter's provision as a percent of income was higher than the first and second quarter's provision as a percent of income.

                          PART II - OTHER INFORMATION
                          ---------------------------
                              SEPTEMBER 30, 1996



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

    (a)  Exhibits Filed - none required.
         --------------

    (b)  Reports on Form 8-KSB. During the third quarter of 1996, the Company
         ---------------------
         did not file a report on Form 8-KSB.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


PNB Financial Group



Date: 11/12/96                   By: /s/ ALLEN C. BARBIERI
----------------------------     ----------------------------------
                                 Allen C. Barbieri
                                 Chief Operating Officer



Date: 11/12/96                   By: /s/ DOUG L. HELLER
----------------------------     ---------------------------------
                                 Doug L. Heller
                                 Chief Financial Officer