Form 10KSB
period 1996-12-31
PNB FINANCIAL GROUP
filed 1997-03-31
CIK 704693

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.                                                 (FEE REQUIRED)

For the fiscal year ended   December 31, 1996
                           -------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.                                     (NO FEE REQUIRED)

For the transition period from      to
                               ----    ----

Commission file number    2-78580
                       ----------------

                              PNB FINANCIAL GROUP
                 (Name of small business issuer in its charter)


CALIFORNIA                                                            95-3847640
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

4665 MACARTHUR COURT, NEWPORT BEACH, CA.                                   92660
(Address of principal executive offices)                              (Zip Code)

Issuers telephone number, including area code:                    (714) 851-1033


          Securities registered  pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered  pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No.
                                        -----      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB   X
                 ------

Issuer's revenue for its most recent fiscal year ended December 31, 1996 is $26,805,000. The aggregate market value of the voting stock held by nonaffiliates, which excludes shares held by officers, directors, and 10% stockholders of the registrant as of March 27, 1997 was approximately $7,123,000. The average bid and ask price of the Company's stock during March 1997 which was used to compute the aggregate market value was $11.75 per share.

The number of shares of common stock outstanding as of March 27, 1997, was 2,172,783.

Documents incorporated by reference - None.

This document contains 75 pages.  The index to exhibits appears on page 69.

================================================================================


                               TABLE OF CONTENTS

                                                                   Page(s)
                                                                   -------
PART I


Item 1.         BUSINESS                                                3

Item 2.         PROPERTIES                                          27-28

Item 3.         LEGAL PROCEEDINGS                                      28

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS                                                28


PART II


Item 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                            29

Item 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS       29-34

Item 7.         FINANCIAL STATEMENTS                               34- 63

Item 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURES                   64


PART III


Item 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS                                        64

Item 10.        EXECUTIVE COMPENSATION                              65-66

Item 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                      66-69

Item 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         69

Item 13.        EXHIBITS AND REPORTS ON FORM 8-K                    69-70

SIGNATURES                                                             71



                                     PART I

Item 1.  BUSINESS
-----------------

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

     Pacific National Bank
     ---------------------

     PNB was organized as a national banking association in 1980. PNB's business consists primarily of attracting deposits from the public and using such deposits, together with capital and other funds, to make loans to individuals and small and medium-size businesses. These loans can be separated into two distinct types: (1) commercial, real estate and consumer loans which the Bank holds for investment, and (2) residential mortgage loans which are held for sale to institutional investors.

     During the fourth quarter of 1996, the Bank opened a new mortgage loan office in San Diego and closed its mortgage loan production office in Riverside. With these changes, PNB operates four commercial loan and depository regional offices, two mortgage loan offices and one mortgage loan production office. With the exception of the mortgage loan production office in Phoenix, Arizona, all of the offices are in the Southern California marketplace with deposit taking offices in Newport Beach, Irvine Spectrum, Beverly Hills, and Orange, and mortgage division offices in Irvine, and San Diego. On December 31, 1996 the Bank employed 196 full time equivalent people including 26 commissioned mortgage brokers. The Bank's residential mortgage division accounted for 118 of the employees of the Bank. Several of the Bank's employees also provide services for the Company.

     PNB's investment lending activities are conducted primarily in the Southern California marketplace. As of December 31, 1996, PNB's investment loan portfolio totaled approximately $102 million of which approximately 37% consisted of commercial loans, 56% in real estate loans and the remainder in consumer loans. In addition, a portion of the Bank's assets are invested in its inventory of mortgage loans held for sale. The balance of the Bank's investable funds are placed in short-term insured certificates of deposit, a combination of short and medium-term securities of the United States government and its agencies, mortgage backed securities, and in other short-term money market instruments, including the sale of federal funds to other banks. The Bank's revenues are derived principally from interest and fees earned on its loan portfolio and other investments, income derived from the origination and sale of residential mortgage loans and the guaranteed portion of SBA loans. Interest on deposits, salaries and commissions, occupancy, and general and administrative costs are the Bank's major expense items.

     During 1996, Management continued to emphasize the Bank's marketing efforts through the extensive use of personal solicitations by the Bank's officers, directors, and commission sales representatives. All officers and sales representatives are responsible for making regular calls on potential customers to solicit business as well as on existing customers to obtain referrals. Certain officers and commissioned sales representatives use outside brokers who generally earn a commission for services rendered. Through the combined efforts of its employees, officers and directors, the Bank offers its customers the opportunity to deal on an individual basis with professional bankers who have commercial and real estate lending experience, lending authority, and the resources to promptly serve customers' banking needs. To ensure timely decisions on lending transactions, the Bank's loan committee meets on a regular basis and is available for special meetings where an expedited evaluation of a loan is requested by the customer, and the proposed loan is appropriate for our expedited review evaluation.

     In 1992, in order to increase its lending activities to the small business market and increase its fee income, the Bank established a Small Business Administration ("SBA") loan department. The SBA department originates loans which are underwritten within guidelines established by the Bank and the U.S. SBA program. Under this program, a portion of the loan is guaranteed by the U.S. Government's agency. The Bank typically sells the guaranteed portion of the loan into the secondary market and earns a premium from the sales. The Bank retains the remaining portion of the loan in its portfolio and continues to service the total loan. As of December 31, 1996, the Bank was servicing approximately $13.6 million of SBA loans for others. During the fourth quarter of 1996, the Bank received a preferred lending status with the SBA's Santa Ana District Office and during the first quarter of 1997, the Bank received a preferred lending status with the SBA's Los Angeles and San Diego District Offices. The preferred lending status gives the Bank designated underwriting from the SBA and could enable the Bank to increase its volume of SBA lending.

     The deposit services offered by the Bank include those traditionally offered by commercial banks, such as checking, savings and time deposits. As of December 31, 1996, approximately 42% of the Bank's deposits were noninterest bearing demand deposits and 29% of the total deposits were interest bearing demand deposits. A portion of the noninterest bearing demand accounts consist of demand accounts maintained by escrow and title insurance companies. It is against California state law to pay interest on these types of accounts. Consistent with banking industry practice, the Bank provides an earnings allowance for these types of accounts and usually provides external services not offered by the Bank to compensate for these deposits. As of December 31, 1996, the Bank maintained approximately $25 million (or 35% of the total noninterest bearing accounts) of noninterest
     bearing accounts for its escrow and title insurance customers.   In order
     to fund certain short-term needs in the mortgage banking operation, the Bank has solicited a limited amount of short-term brokered deposits. These brokered deposits are utilized as a low cost alternative to traditional financing methods. Management monitors the brokered deposits closely and the board of directors has limited these deposits to a maximum of $20 million. As of December 31, 1996, the Bank's brokered deposits totaled $1.7 million.

     The Bank opened its residential mortgage division in 1986. The Bank's residential mortgage loan activity is primarily conducted throughout Southern California and Arizona. A small portion of its loan volume is from other areas throughout the United States. This business is brought to the Bank through a professional sales staff which services an extensive network of wholesale mortgage loan brokers. The Bank also maintains a retail sales staff that generates the loans through their own efforts in
     contacting the end consumer.   All of the mortgage loans it originates are
     sold to institutional investors. These loans are funded by the Bank and generally delivered to the purchaser within twenty days after funding. The Bank does not maintain the servicing on the loans which it sells. The Bank's mortgage division operates both a wholesale and retail department. The wholesale department accounts for the majority of the loans originated. Historically, most of the loans generated by the Bank's residential mortgage division were FHA insured or VA guaranteed loans. During 1996, the Bank expanded its product line to more aggressively market nongovernment guaranteed loans. In 1996, 56% of the mortgage loans
     originated were FHA insured or VA guaranteed loans.   For additional
     information concerning this segment of the Company, please see footnote 10 of the Company's consolidated financial statements on page 58 of this report.

     The banking business in Southern California, generally, and in the Bank's primary market area in Orange and Los Angeles Counties, in particular, is highly competitive with respect to both deposits and loans. The area is dominated by a relatively small number of major banks which have many offices operating over a wide geographic area. Many of the major commercial banks operating in the Bank's market area offer certain services which the Bank does not offer. These competitors, which are more highly capitalized than the Bank in terms of absolute dollars, also have higher lending limits.

     During 1994, several community banks located in the Bank's primary marketing area were taken over by the F.D.I.C. and, subsequently, sold to other banking institutions. During 1995 and 1996, several other transactions took place where banks, including some of the largest banks and savings and loans in California, were merged or sold. The last three years have seen the number of independent banks in Orange County decrease greatly and there are a couple of mergers/acquisitions not yet completed which could reduce this number further.

     The mortgage banking business in Southern California is also very competitive. The Bank's mortgage banking competition includes large national mortgage companies which have many offices over the Bank's primary market area, along with local non-bank mortgage companies. The large national mortgage companies typically sell their mortgage loans directly to FNMA and Freddie Mac and maintain the loan servicing. This, together with their large volume, gives them the ability to offer better pricing than the Bank. The excellent service PNB has continued to give, along with the knowledge of the Bank's underwriters and sales staff, encourages the mortgage banker to send their loans to PNB. In addition, the largest advantage the Bank has over most local non-bank mortgage companies, is the Bank's ability to fund loans the same day that the loan documents are received. Most non-bank mortgage companies have to use an outside warehousing line which considerably slows down the funding function.

     The Bank competes for deposits primarily on the basis of interest rates paid and the quality of service provided to its customers. The Bank faces strong competition for all types of deposits, including deposits from escrow and title insurance companies which it has actively marketed. The majority of deposits are placed by depositors in the geographic areas in which the Bank's branches are located. The Bank also uses outside couriers to service depositors not in the geographic area of the Bank's branches. The Bank competes for its investment loans principally on the basis of the quality of services it provides borrowers, the types of loans it originates, the underwriting criteria and loan conditions applied and the
     interest rates and loan fees charged.   The Bank believes it attracts
     customers by offering a higher degree of professionalism and service than that offered by its competition, along with offering loans which can be tailor made for each specific request. The Bank's personnel emphasize highly personalized services and the advantages of dealing with a smaller institution attuned to the particular needs of the borrower. For customers whose loan demands exceed the Bank's lending limit, the Bank may arrange for the funding of such loans on a participation basis with other banks. The Bank also assists customers requiring services not offered by the Bank to obtain these services from its correspondent banks.

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

     The Bank's SBA department, together with the residential mortgage division utilize federal governmental agencies in providing loans to its customers. On two occasions in November and December, 1995, the U. S. Federal Government was forced to shut down various non-essential agencies due to the Federal budget impasse. During these two occasions, the SBA department and Housing and Urban Development ("HUD") were shut down. A prolonged shutdown of these departments could have a material effect on the Bank's ability to guarantee and/or insure SBA loans and FHA/VA loans. This inability may lead to the Bank limiting or temporarily stopping these lending programs which could have a material effect on the operation of the Bank's SBA department and residential mortgage loan department. During 1996, the budget impasse was resolved, but another budget impasse could occur in the future and may have a material impact on the Bank's operations.

     The Bank's SBA department is substantially impacted by the policies, guidelines and funding availability established by the U. S. Government's SBA. Periodically, Congress sets the amount of SBA funds available. The level of funding could severely effect the operation of the Bank's SBA department. In 1995 and 1996, the SBA, in an effort to reduce the Federal Government's subsidy of the program, changed a number of its rules several times. Also during this period, legislation was introduced in Congress to abolish the SBA agency. This legislation did not pass, but the Bank's SBA department is subject to operational effects of changes in the SBA. Below is a list of changes which were enacted by the SBA during the past two years, and are currently in effect, which could effect the level of SBA lending at the Bank. Management does not anticipate that these changes will have a material impact on the Bank's SBA lending activity.

     * Debt refinancing eliminated on SBA 7(a) program unless a 20% savings would be realized on the borrower's current loan payment.
     *  Maximum amount of SBA guarantee increased from $500,000 to $750,000
     * SBA guaranty fee raised from a flat fee of 2% to a progressive fee structure of 3% to 3.875% based upon the loan amount
     * SBA guaranty amount changed from a range of 70%-90% of total loans, to 80% on loans less than $100,000 and 75% on loans greater than $100,000.
     *  SBA servicing fee increased to .50%

     Potential legislation is also being discussed (or has been proposed) which also could affect the business activities of the Company and the Bank. It is probable that other bills affecting the banking industry will be introduced in the future. Such legislation includes wide-ranging proposals to limit the scope and amount of deposit insurance, to allow the banking industry to sell insurance and other products to customers, consolidation of the regulatory agencies and to move the industry closer to an "interstate banking" system. The extent to which the present or future business of the Company or Bank may be affected thereby cannot be predicted.

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

     In 1991, the Bank acquired certain assets and liabilities of the Beverly Hills, California branch of Unity Savings and Loan Association, F.A. Due to this acquisition, some of the deposit base of the Bank is insured under SAIF. Until the second quarter of 1995, deposit premiums on both the BIF and SAIF had been identical. Although the BIF premiums have been reduced, institutions insured by the SAIF have continued to pay premiums on a risk-related basis of 23 cents per $100 of deposits to 31 cents per $100 of deposits. SAIF insured deposits continued to pay higher rates than BIF insured deposits because SAIF remained seriously undercapitalized. In September of 1996, Congress passed legislation to recapitalize the SAIF to 1.25% of total insured deposits. As a result of this legislation, the FDIC levied a one time special assessment to SAIF insured institutions. Accordingly, the Bank paid a one time assessment of $307,000. Due to this special assessment, effective October 1, 1996, the deposit premiums on SAIF insured deposits were adjusted to equal the deposit premiums paid on BIF insured deposits. Management anticipates that the reduction in SAIF insurance premiums will offset the special assessment of $307,000 in the next two years.

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

     FIRREA also gives the FDIC authority to approve or require changes in an institution's management in certain circumstances; imposes limitations on certain investment activities and on certain deposit-generating activities; amends the Federal Deposit Insurance Act to permit the acquisition of both healthy and failing savings associations by bank holding companies; and prohibits a bank which does not meet the applicable minimum capital requirements from accepting brokered deposits.

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

     A third piece of legislation which is of particular importance to the Bank is the Community Reinvestment Act ("CRA"), which requires banking institutions to address the credit needs of their assessment areas, including low and moderate income areas in which they do business. The Comptroller periodically conducts examinations of banking activities to determine the sufficiency of efforts to meet the credit needs of its assessment area, including low and moderate income neighborhoods, consistent with safe and sound banking practices. FIRREA provisions also require that certain aspects of the Comptroller's CRA performance evaluation be made public.

     In 1995, the Bank underwent a CRA examination by the Comptroller and received a "satisfactory" CRA rating. In April of 1995, in response to complaints that the implementation of CRA focused too much on paperwork and not enough on results, the federal banking agencies issued joint regulations reforming the CRA process. Under the revised regulations, the Bank qualifies as a "small institution," which is an independent institution having total assets under $250 million as of either of the prior two calendar year ends or an affiliate of bank holding companies having total banking and thrift assets of less than $1 billion as of either of the prior two calendar year ends. Streamlined evaluation procedures, which took effect for small institutions on January 1, 1996, are expected to emphasize CRA performance, reduce unnecessary compliance burden, and permit more effective enforcement against institutions demonstrating poor performance.

     The Bank's CRA performance will be measured against five performance standards: (1) the reasonableness of its loan to deposit ratio, (2) the percentage of its loans within its assessment area, (3) its record of lending to borrowers of different income levels and businesses and farms of different sizes, (4) the geographic distribution of its loans, and (5) its record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment area.

     The Bank expects to undergo a regulatory examination of its CRA performance under the new evaluation procedures sometime during 1997. Following the close of the calendar year, the Bank begins to collect data for analysis of its lending activity in response to the credit needs of its assessment area. It is anticipated that the Bank's residential mortgage and small business lending patterns will meet the regulatory performance standards for small institutions and that the Bank will benefit from the streamlined evaluation process.

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

     Supervision and Regulation
     --------------------------

     PNB Financial Group
     -------------------

     The Company, as a bank holding company, is subject to regulation under the Act. The Company is required to file quarterly and annual reports with the FRB and to provide such additional information as the FRB may require. The FRB also conducts examinations of the Company and any non-bank subsidiaries, if any. The FRB has authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under the Act and regulations adopted by the FRB, a bank holding company and its subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. The FRB also regulates the ability of the bank holding company to establish branches in foreign countries.

     The Company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. In addition, the Company is prohibited by the Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the approval of the FRB, engage in, or acquire shares of companies engaged in any activities which are deemed by the FRB to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. The FRB is empowered to differentiate between activities commenced de novo and activities
                                                   -------
     commenced by acquisition, in whole or in part, of a going concern and is prohibited from approving an application by a bank holding company to acquire voting shares of any commercial bank in another state unless such acquisition is specifically authorized by the laws of such other state. The Company has agreed with the FRB not to pay dividends without the prior approval of the FRB and also to advise the FRB if the Company repurchases any stock.

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

     Capital Adequacy
     ----------------

     The Comptroller, the FDIC and the FRB impose risk-based capital requirements on all banking organizations. The risk-based capital guidelines were designed to make regulatory capital requirements more sensitive to the differences in the risk profiles of individual banking organizations. In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk to which they expose such entities. Each bank is required to maintain a minimum ratio of core capital (Tier 1) and total capital to risk-weighted assets of 4% and 8%, respectively.

     A bank's risk-based capital ratio is calculated by dividing its qualifying total capital by its risk-weighted assets. A bank's qualifying total capital consists of the sum of two types of capital elements: core capital elements (Tier 1 capital) and supplementary capital elements. Supplementary capital consists primarily of the allowance for loan losses which is limited to 1.25% of total risk-weighted assets.

     Total risk-weighted assets are ascertained by assigning a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items, such as letters of credit, outstanding loan commitments, interest rate swap agreements and SBA loans sold with recourse to one of four broad risk categories. The risk categories range from 0% for risk-free assets, such as cash and certain U.S. Government securities, to 100% for relatively high-risk assets such as investment loans and investments in fixed assets, premises and other real estate owned. Residential mortgage loans are risk rated 50% if they are not government guaranteed and 20% if they are
     guaranteed.   The aggregate dollar amount of each category is then
     multiplied by the risk weight associated with that category. The resulting weighted values from each of the categories are then added together to determine the total risk-weighted assets.

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

     At December 31, 1996, the Company's and the Bank's capital ratios were in excess of all minimum capital requirements. The actual capitalization of the Company and the Bank are set forth as follows:


                                                  Pacific        PNB
                                   Regulatory     National    Financial
                                  Requirements      Bank        Group
                                  -------------   ---------   ----------
      Leverage Capital Ratio               4.0%        8.8%        10.0%
      Risk Based Capital:
       Tier I Capital                      4.0%       12.0%        13.7%
       Total Capital                       8.0%       13.3%        14.9%


     Other Regulations
     -----------------

     Various requirements and restrictions under the laws of the United States affect the operations of the Bank. Federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. The Bank also is subject to applicable provisions of California law, insofar as they do not conflict with, or are not preempted by, federal banking law. There has been no effect upon the Bank's capital expenditures, earnings, or competitive position as a result of compliance with federal, state or local provisions regarding the discharge of materials into the environment or the removal of hazardous waste or toxic substances. The Bank is aware of one loan secured by property on which methane gas has been found, but believes that remediation will be accomplished without further cost to the Bank.

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



                                                        PNB Financial Group
                                                       Average Balance Report
                                                      Years Ended December 31,
                                                      ------------------------
                                                        1996            1995
                                                      --------        --------
Assets
------
Cash and due from banks                               $ 11,168        $  9,620
Interest bearing deposits in other banks                   597             -0-
Federal funds sold                                       9,566           2,286
                                                      --------        --------

 Total cash and cash equivalents                        21,331          11,906

Securities available for sale                            8,018          14,911
Mortgage loans held for sale                            46,164          21,660

Loans                                                   99,609         107,713
Allowance for loan losses                               (2,259)         (2,674)
                                                      --------        --------

 Net loans                                              97,350         105,039

Premises and equipment, net                              1,222           1,485
Other real estate owned                                  3,835           2,240
Other assets                                             2,109           2,208
                                                      --------        --------

Total assets                                          $180,029        $159,449
                                                      ========        ========

Liabilities and Stockholders' Equity
------------------------------------
Deposits:
 Noninterest bearing                                  $ 57,942        $ 51,140
 Interest bearing                                      101,571          91,976
                                                      --------        --------

 Total deposits                                        159,513         143,116

Short-term borrowings                                      723           1,044
Other liabilities                                        2,813           1,415
                                                      --------        --------

 Total liabilities                                     163,049         145,575

Stockholders' equity:
 Capital stock                                          16,006          16,130
 Retained earnings (deficit)                             1,107          (1,913)
 Unrealized loss on securities available for sale         (131)           (343)
                                                      --------        --------

 Total stockholders' equity                             16,980          13,874
                                                      --------        --------

Total liabilities and stockholders' equity            $180,029        $159,449
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


                                                             Years ended December 31,
                                          --------------------------------------------------------------
                                                       1996                             1995
                                                     --------                         --------
                                          Average    Interest   Average    Average    Interest   Average
                                          Balance     Income      Rate     Balance     Income      Rate
                                          --------   --------   --------   --------   --------   --------
Earning Assets
--------------

Total loans (1) (2)                       $ 99,609    $ 9,392       9.4%   $107,713    $10,335       9.6%

Mortgage loans held for sale                46,164      3,623       7.8%     21,660      1,681       7.8%
Securities available for sale                8,018        438       5.5%     14,911        762       5.1%

Federal funds sold                           9,566        493       5.2%      2,286        128       5.6%
Interest-bearing deposits with banks           597         32       5.4%          -          -         -
                                          --------    -------       ---    --------    -------       ---
Total interest-earning assets             $163,954    $13,978       8.5%   $146,570    $12,906       8.8%
                                          --------    -------       ---    --------    -------       ---


     (1) Net loan fees, which are deferred and amortized over the life of the loan, are included in interest earned on loans. Total loan fees included in interest income was $292,000 and $189,000 for the years ended December 31, 1996 and 1995, respectively.

     (2) Average loan balances includes average loans on nonaccrual status of $6,333,000 and $7,592,000 in 1996 and 1995, respectively, and are recorded net of average unearned income of $505,000 and $287,000 as of December 31, 1996 and 1995, respectively. Without nonaccrual loans, the average rate on loans would be 10.1% and 10.3% for the years ended December 31, 1996 and 1995, respectively.

     Information concerning consolidated average interest bearing liabilities, along with the average interest rates paid, is set forth in the following table. Averages were computed based upon daily balances for the Bank and monthly balances for the Company, and all dollar amounts are in thousands.



                                                            Years ended December 31,
                                                   -----------------------------------------
                                                     1996                             1995
                                                   --------                         --------
                                        Average    Interest   Average    Average    Interest   Average
                                        Balance    Expense      Rate     Balance    Expense      Rate
                                        --------   --------   --------   --------   --------   --------
Deposits and Borrowed Money
-------------------------------------
Interest bearing demand deposits        $ 54,126     $1,416       2.6%    $49,241     $1,266       2.6%
Time deposits                             42,725      2,293       5.4%     37,023      1,935       5.2%
Savings deposits                           4,720        116       2.5%      5,711        154       2.7%
Short-term borrowings (1)                    723         63       8.7%      1,044         49       4.7%
                                        --------     ------       ---     -------     ------       ---
Total interest-bearing liabilities      $102,294     $3,888       3.8%    $93,019     $3,404       3.7%
                                        ========     ======       ===     =======     ======       ===


(1) In 1996, short term borrowings includes borrowings by the Holding Company on the purchase of participation interests in nonperforming loans.

 Net interest earnings (in thousands) and net yield on average earning assets are shown in the table below:


                                                                                  Years ended December 31,
                                                                            -----------------------------------
                                                                              1996                       1995
                                                                            --------                   --------
Total interest income (1)                                                   $ 13,978                   $ 12,906
Total interest expense                                                         3,888                      3,404
                                                                            --------                   --------
Net interest earnings                                                       $ 10,090                   $  9,502
                                                                            ========                   ========
Average earning assets (2)                                                  $163,954                   $146,570
Net yield on average earning assets (3)                                          6.2%                       6.5%


     (1) Net loan fees, which are deferred and amortized over the life of the loan, are included in interest earned on loans.

     (2) Average earning assets include average loans on nonaccrual status of $6,333,000 and $7,593,000 in 1996 and 1995 respectively, and are recorded net of average unearned income of $505,000 and $287,000 as of December 31, 1996, and 1995, respectively.

     (3) Without average nonaccrual loans, net yield on average earning assets would be 6.4% and 6.8% for the years ended December 31, 1996 and 1995, respectively.

     The Bank purchases external services on behalf of certain banking customers in consideration of their noninterest bearing accounts. These external services are limited to what a larger bank with the ability to provide in-house services, such as courier, bookkeeping and payroll accounting services could provide. In these larger banks, these costs could be reflected as increased payroll, rent and other administrative costs. At PNB, these costs are reflected as other deposit expense. The effects of these arrangements in relationship to the approximate average deposit balances are presented below. All dollar amounts are in thousands.


                                                          Years ended December 31,
                                                 --------------------------------------
                                                   1996                            1995
                                                 ------                           -----
                                      Average   Deposit   Average    Average    Deposit   Average
                                      Balance   Expense    Rate      Balance    Expense    Rate
                                      -------   -------   -------    -------    -------   -------
Approximate noninterest
 bearing accounts for which
 external services are provided       $25,000    $1,039     4.2%     $20,000      $944      4.7%
                                      =======    ======     ===      =======      ====      ===


The effects of these arrangements together with the average interest-bearing liabilities and average interest rates paid from page 14 of this report are presented below. All dollar amounts are in thousands.


                                                         Years ended December 31,
                                                  --------------------------------------
                                                   1996                            1995
                                                  ------                          ------
                                       Average   Deposit   Average    Average    Deposit   Average
                                       Balance   Expense     Rate     Balance    Expense     Rate
                                       -------   -------   -------    -------    -------   -------
Noninterest bearing accounts
 for which external services are
 provided and interest bearing
 liabilities                          $127,294    $4,927     3.9%     $113,019    $4,348     3.8%
                                      ========    ======     ===      ========    ======     ===



The effects of these arrangements on net interest earnings and net yield on average earning assets are shown in the table below. All dollar amounts are in thousands.


                                                           Years ended December 31,
                                                          --------------------------
                                                              1996          1995
                                                          ------------   -----------

   Net interest earnings                                     $ 10,090      $  9,502
   Other deposit expense                                        1,039           944
                                                             --------      --------

   Net interest earnings after other deposit expense         $  9,051      $  8,558
                                                             ========      ========
   Average earning assets                                    $163,954      $146,570

   Net yield on average earning assets after
       other deposit expense                                      5.5%          5.8%


     The Company's rate and volume analysis for the interest bearing assets and interest bearing liabilities for 1996 as compared to 1995, as well as 1995 compared to 1994, is summarized in the tables set forth below. The total change is separated into the change attributable to variations in volume and the change attributable to variations in interest rates. For purposes of this table, changes which are not due solely to volume or interest rate changes have been allocated evenly among changes attributable to variations in volume and rate. Nonaccrual loans are included in average loans. Other deposit expense is not included in this analysis.



                                               Change in Net Interest Income in 1996 from 1995
                                               -----------------------------------------------
                                                             (In Thousands)
                                                      Volume      Rate       Total
                                                      ------      -----     -------
Interest income:
Loans                                                 $ (752)     $(294)    $(1,046)
Mortgage loans held for sale                           1,912         30        1942
Securities available for sale                           (364)        40        (324)
Deposits in other banks                                   32          0          32
Federal funds sold                                       391        (26)        365
                                                      ------      -----     -------
   Total                                               1,219       (250)        969
Change in loan fees                                      103          -         103
                                                      ------      -----     -------
Total change in interest and loan fee income          $1,322      $(250)    $ 1,072
                                                      ======      =====     =======

Interest expense:
Interest bearing demand deposits                      $  127      $  23     $   150
Time deposits                                            301         56         357
Savings deposits                                         (25)       (12)        (37)
Short-term borrowings                                    (22)        36          14
                                                      ------      -----     -------
Total change in interest expense                      $  381      $ 103     $   484
                                                      ======      =====     =======
Change in net interest and loan fee income            $  941      $(353)    $   588
                                                      ======      =====     =======



                                             Change in Net Interest Income in 1995 from 1994
                                             -----------------------------------------------
                                                             (In Thousands)
                                                      Volume     Rate        Total
                                                      ------    -------      ------
Interest income:
Loans                                                  $ 421     $1,165      $1,586
Mortgage loans held for sale                             647        (36)        611
Securities available for sale                           (522)        54        (468)
Deposits in other banks                                  (20)       (20)        (40)
Federal funds sold                                      (270)        97        (173)
                                                       -----     ------      ------
   Total                                                 256      1,260       1,516
Change in loan fees                                       (7)         -          (7)
                                                       -----     ------      ------
Total change in interest and loan fee income           $ 249     $1,260      $1,509
                                                       =====     ======      ======
Interest expense:
Interest bearing demand deposits                       $ (43)    $  114      $   71
Time deposits                                            157        493         650
Savings deposits                                         (13)        (2)        (15)
Short-term borrowings                                     30         16          46
                                                       -----     ------      ------
Total change in interest expense                       $ 131     $  621      $  752
                                                       =====     ======      ======
Change in net interest and loan fee income             $ 118     $  639      $  757
                                                       =====     ======      ======


     Securities Available for Sale
     -----------------------------

     As required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"all investments in equity securities that have readily determinable fair values and all investments in debt securities are carried at fair value unless they meet the criteria to be classified as held to maturity. Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. All equity securities are classified as available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses net of any income tax effect, for securities available for sale is excluded from earnings and reported as a net amount in a separate component of stockholders' equity. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. The Company has classified all of its securities as available for sale and on December 31, 1996 and 1995, has recorded $63,000 and $84,000, respectively as unrealized losses, net of income tax effect, as a separate component of stockholders' equity. The Company has no securities classified as held to maturity or trading. During 1996, the Bank purchased an equity investment in the Federal Home Loan Bank which was required to acquire membership in this institution. The Bank sought membership into this institution to obtain favorable financing arrangements which the Federal Home Loan Bank offers.

     The maturity distribution for securities available for sale as well as the weighted average yield for each range of maturity at December 31, 1996 is as follows. Actual maturities may differ from contractual maturities in mortgage backed securities because mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. All dollar amounts are in thousands.

                                                                       Weighted
                                                                        Average
                                                          Fair Value     Yield
                                                          ----------   ---------
U.S. Government Securities
--------------------------
Maturities one year or less                                   $  150       4.64%
Maturities over one year through five years                    1,035       4.85%

U.S. Government Agency Securities
---------------------------------
Maturities one year or less                                    2,096       4.61%
Mortgage backed securities                                     2,930       6.00%
Federal Reserve Board stock                                      340       6.00%

Federal Home Loan Bank stock                                     830       6.00%


   Mortgage Banking and Mortgage Loans Held for Sale
   -------------------------------------------------

     Although all risks associated with mortgage banking cannot be easily summarized, the following are some of the risks involved. One risk associated with mortgage banking is the liability associated with representations and warranties made to purchasers and insurers of the mortgage loans. Under certain circumstances, the Bank may become liable for the unpaid principal and interest if there has been a breach of representation or warranties. In addition, some mortgage loans are sold with a recourse provision. The Bank has different recourse provisions with each separate investor. Generally, loans sold under the recourse provision are required to be repurchased by the Bank if the loan becomes delinquent within a range of two to six months of funding, depending upon the investor. The Bank has the choice to not purchase the loan, but to indemnify the investor for any and all costs and losses associated with the investor's collection of the loan. The Bank may become liable for the unpaid and uninsured portion of the principal and delinquent interest on mortgage loans either repurchased or indemnified.

  The Bank limits these risks by using Certified Direct Endorsement Underwriters, thereby assuring itself of having qualified personnel with the necessary underwriting skills. The Bank also uses tighter than mandated underwriting criteria, and performs prefunding audits of randomly and specifically selected loans by the Bank's quality control department. The quality control department also performs post funding audits of randomly and specifically selected loans to ensure that its credit quality is being adhered to. The risks associated with the recourse provisions are further reduced as a majority of the loans originated by the Bank have FHA insurance or VA guarantees which reduce the potential losses, if any. The risks associated with nongovernment loans are reduced due to stricter underwriting guidelines and generally lower loan to value requirements.

  During 1996, due to the increased volume of overall mortgage lending, the Bank experienced an increase in the number of loans repurchased/indemnified. After October 1, 1996, a majority of the mortgage loans sold were to investors who did not have a recourse provision tied to loan delinquency. Management anticipates that this will reduce its exposure due to early payment defaults. Management is continually assessing its risks associated with the recourse provisions and has created a reserve for the estimated future losses. Management believes that the risk associated with mortgage loans sold has been adequately reserved in the Company's financial statements as of December 31, 1996 and 1995. The following is a summary of transactions affecting this reserve for the years ending December 31, 1996 and 1995.

                                                         1996          1995
                                                      ----------    ---------

   Beginning balance                                  $  232,000    $ 246,000
   Provision for losses                                1,080,000      385,000
   Amounts charged to reserve, net of recoveries        (851,000)    (399,000)
                                                      ----------    ---------

   Ending balance                                     $  461,000    $ 232,000
                                                      ==========    =========

  The following table indicates the obligations which have been incurred in connection with the recourse provision for the years ending December 31, 1996 and 1995. All dollar amounts, except for the number of loans, are in thousands.


                                                       1996         1995
                                                     --------     --------
Total mortgage loans sold                            $794,000     $337,000
Number of loans repurchased/indemnified                    94           26
Dollar volume of loans repurchased/indemnified       $ 11,038     $  3,163
Historical % of repurchased/indemnified loans            1.94%        1.47%


  Mortgage loans held for sale are reported at the lower of cost or market. A portion of mortgage loans held for sale are not funded until the Bank obtains a purchase commitment from a third party. The risk specifically associated with this portion of mortgage loans held for sale is that the Bank will fail to deliver the loans to the purchaser by the commitment date. Policies and procedures are in place to insure that all mortgage loans held for sale are shipped to the purchaser within the required time frames. The total amount of mortgage loans which had purchase commitments at December 31, 1996 and 1995 was $38,690,000 and $23,898,000, respectively.

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

  Loans in process for which interest rates were committed to the mortgage broker/borrower totaled $27,174,000 and $17,266,000 as of December 31, 1996 and 1995. At December 31, 1996 and 1995, the Bank had $43,000,000 and $34,000,000, respectively, of mandatory forward commitments to sell whole loans relating to their unfunded pipeline of rate-locked loans and unallocated loans held for sale. Gains and losses on mandatory forward commitments are realized in the period settlement occurs. Unrealized gains and losses on forward commitments are included in the analysis of lower of cost or market valuation for mortgage loans held for sale. At December 31, 1996 and 1995, the unrealized gain (loss) on the Bank mandatory forward commitments was $270,000 and ($200,000), respectively.

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

  To minimize the risks associated with its investment lending, the board has established certain maximum loan-to-value ratios on real estate dependent loans and certain maximum accounts receivable or inventory advance rates on commercial business loans. The Bank's loan policy includes certain owner occupied and non owner occupied commercial construction loans. The maximum loan-to-value ratio on owner occupied and non owner occupied commercial construction loans is 75% and 70% respectively, and on affordable single family residential construction loans is 70%. The loan-to-value requirements on all construction loans are periodically reviewed to assure conservative ratios based upon current economic conditions.

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

  The loan portfolio is analyzed and reviewed regularly by the Audit Committee of the Bank. The quantitative review includes analysis of delinquent loans, nonaccrual loans, classified loans, loans held for sale, concentrations, trends in portfolio volume, off balance sheet items, historical loan loss experiences, and the economy. All loans are internally graded and all classified loans are carefully reviewed on a loan-by-loan basis. The Audit Committee also relies on an annual review by the Comptroller and a regular monthly loan review by an outside third party. This third party loan review audits certain loans based upon guidelines set by the Audit Committee, and reports its findings directly to Audit Committee.

  In 1997, the Bank opened an Accounts Receivables Factoring Department. Factoring is a form of accounts receivable financing in which the Bank purchases the customer's invoices. This form of financing is more dependent upon the paying ability of the customer's debtors than the Bank's typical asset based borrowers. Consequently, field audits are required prior to funding and periodically during the duration of the contract. The product is priced by discounting the amount paid for each invoice to achieve a targeted yield. In addition, to reduce the risk, an additional discount is set aside as a reserve account to cover charge backs of purchased invoices. The reserve is established by the Bank's underwriting criteria and generally ranges from 15% to 50% of purchased invoices.

  The Company's loans are summarized in the following table according to loan types as of December 31, 1996 and 1995, respectively. Loans have been recorded net of loan purchase discounts of $598,000 and $729,000 and unearned income of $347,000 and $251,000 as of December 31, 1996 and 1995,
  respectively. Such purchase discounts will be amortized to income over the life of the loans, which range from one to twenty-three years as of December 31, 1996. The Company has no foreign loans. All dollar amounts are in thousands.


                                          1996        1995
                                        --------    --------
  Commercial loans                      $ 38,666    $ 47,291
  Real estate loans                       43,556      34,984
  Construction loans                      14,301      12,001
  Consumer loans                           7,703       9,461
                                        --------    --------
     Total loans                         104,226     103,737

  Allowance for possible loan losses      (1,812)     (2,659)
                                        --------    --------

     Net loans                          $102,414    $101,078
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

  Scheduled maturities of all investment loans outstanding at December 31, 1996 are summarized in the table set forth below. As discussed above, the Company does not expect a majority of the commercial loans to be repaid upon maturity. As of December 31, 1996, all of the Bank's construction loan portfolio is scheduled to mature in one year or less. The Company does not keep records as to the actual amount repaid upon maturity. Information regarding the loan maturities within the individual loan classifications presented above is not available. All dollar amounts are in thousands.


                                            Total Loans
                                            -----------

     In one year or less                       $ 38,842
     After one year but less than five           43,620
     Over 5 years                                21,764
                                               --------

     Total loans                               $104,226
                                               ========


  On a floating interest rate loan, the Bank may impose a minimum floor and/or maximum ceiling interest rate which the floating rate cannot be either reduced below or above. In doing this, the Bank limits its exposure to large decreases in interest rates but also risks not receiving as much interest as possible if interest rates were to increase significantly in a short time period. Loans which have these floors or ceilings are reported as floating interest rate loans below. The total amount of loans as of December 31, 1996 due after one year, categorized as to those loans which have predetermined interest rates and those which have floating interest rates are summarized in the table set forth below. Information regarding the fixed interest rate versus variable interest rate by loan classifications presented above is not available. All dollar amounts are in thousands.


  Loan balances due after one year which have:

                                               Total Loans
                                               -----------

 Fixed interest rates                              $16,003
 Floating interest rates                            49,381
                                                   -------

 Total Loans                                       $65,384
                                                   =======


  Interest Rate Sensitivity Analysis
  ----------------------------------

  Management attempts to match the maturities of rate sensitive assets and rate sensitive liabilities to the extent believed necessary to minimize interest rate risk. Management monitors rates and maturities of rate sensitive assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities which mitigate the Bank's overall interest rate risk.

  The Company's interest rate sensitivity is measured by dividing the Company's rate sensitive assets by its rate sensitive liabilities. The interest rate sensitivity ratio ("GAP") indicates what effect a change in interest rate would have on the net interest margin of a financial institution. Generally, in a positive GAP environment an increase in interest rates would increase the net interest margin while a decrease in interest rates would have a negative impact on the net interest margin. The following table sets forth the Company's interest rate sensitivity analysis as of December 31, 1996. All dollar amounts are in thousands.



                                                                           Greater
                                      Less than      3 - 12      1 - 5        than
                                       3 Months      Months      Years     5 years     Total
                                      ---------      -------    -------    -------    --------
Rate Sensitive Assets:
 Loans (1)                             $ 70,353      $16,013    $14,640    $     -    $101,006
 Interest rate swap (2)                 (20,000)           -     20,000          -           -
 Mortgage loans held for sale            62,620            -          -          -      62,620
 Investment securities (3)                1,245        2,488      3,755          -       7,488
 Federal funds sold                       6,000            -          -          -       6,000
                                       --------      -------    -------    -------    --------

Total Rate Sensitive Assets            $120,218      $18,501    $38,395    $     -    $177,114

Rate Sensitive Liabilities:
 Time deposits                         $ 28,017      $12,049    $ 4,109    $     -    $ 44,175
 Interest bearing demand deposits        49,720            -          -          -      49,720
 Savings deposits                         5,390            -          -          -       5,390
 Other demand deposits (4)               21,753            -          -          -      21,753
 Borrowings on line of credit             7,000            -          -          -       7,000
                                       --------      -------    -------    -------    --------

Total Rate Sensitive Liabilities        111,880       12,049      4,109          -     128,038

Cumulative GAP                         $  8,338      $14,790    $49,076    $49,076
                                       ========      =======    =======    =======

Cumulative GAP Ratio                       1.07         1.12       1.38
                                       ========      =======    =======


    (1) Loans do not include nonaccrual loans of $3,220,000 as of December 31, 1996.

    (2) In April 1996, the Bank entered into an interest rate swap agreement with a total notional principal amount of $20 million. Management entered into the agreement to reduce the impact of changes in interest rates on its balance sheet. The agreement effectively transfers variable rate assets to fixed rate assets. The agreement provides for the Bank to pay a fixed rate on the notional amount with the counterpart paying a variable rate of prime. The agreement terminates in April 1998.

    (3) Securities are recorded at their amortized cost and mortgage back securities are included at their estimated repayment dates.

    (4) These deposits consist of the rate sensitive portion of the noninterest bearing demand deposits of escrow and title companies. A portion of these deposits are considered to be rate sensitive because the Bank provides them with an earnings allowance which fluctuates with an interest rate index.

    As the gap analysis demonstrates, the Company is in a positive one year gap position. The Company's one year gap ratio at December 31, 1996, was 1.12% and is within the acceptable range of 1.25% as determined by the Company's asset/liability policy.

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

  Nonperforming Loans
  -------------------

  The Company's current policy is generally to cease accruing interest and to charge-off all accrued and unpaid interest on loans which are past due as to principal and/or interest for 90 days, or at an earlier time as Management determines timely collection of interest to be in doubt. As a result of placing loans on nonaccrual status, the Company did not accrue interest of approximately $343,000 and $650,000 during 1996 and 1995, respectively, which would have been earned had such loans been performing throughout the year. On certain nonaccrual loans deemed by Management to be fully collectible, accrued interest is not charged-off. Additionally, loans which are 90 days or more past due may continue accruing interest if they are, in the opinion of Management and the Bank's Audit Committee, both well secured and in the process of collection. As of December 31, 1996, $175,000 of loans classified past due 90 days or more consists of FHA insured mortgage loans which have been repurchased and, in the opinion of Management, have no principal or interest loss exposure.

  Certain loans which are performing to their contractual obligation may be recorded as a nonaccrual loan. In some of these cases, the full amount of the payment received is used to reduce the principal balance of the loan and no interest income is recorded. These loans are recorded as such because in the opinion of Management and the Bank's audit committee or the opinion of the Comptroller, there are serious doubts as to the ability of the borrower to continue to comply with the present loan repayment terms. The interest income not recognized and applied to principal is only recognized when the loan is fully repaid. At December 31, 1996, the Bank had 14 loans totaling $878,000 which are being accounted for in this manner. Additionally, some loans which are performing to their contractual obligations may be carried as a nonaccrual loan, but interest income is being recognized on a cash received basis. In these cases, the loan is not accruing interest, but when a payment is received, the payment is being applied to principal and interest income as if the loan was on accrual status. At December 31, 1996, the Bank had no loans which are being accounted for in this manner, but during the year ended December 31, 1996, the Bank recognized approximately $120,000 of interest income on loans being accounted for in this manner.

  The following table sets forth the total amount of nonperforming loans and the percentage of nonperforming loans to total loans for December 31, 1996, and 1995, respectively. All dollar amounts are in thousands.


                                                                           1996                      1995
                                                                  ------------------------   -----------------------
                                                                               Percent of                 Percent of
                                                                  Amount      Total Loans    Amount      Total Loans
                                                                  -------     ------------   -------     ------------

  Performing loans accounted for on a nonaccrual basis             $  878            .8%     $ 3,684           3.6%
  Nonperforming loans accounted for on a nonaccrual basis           2,342           2.3%       5,983           5.7%
  Accruing loans contractually past due 90 days or more               277            .3%         382            .4%
                                                                   ------           ---      -------           ---

      Total                                                        $3,497           3.4%     $10,049           9.7%
                                                                   ======           ===      =======           ===

  As of December 31, 1996 and 1995, the Company had no loans in a current status where there were serious doubts as to the ability of the borrower to comply with the present loan repayment terms. However, on December 31, 1996, the Company had one loan totaling $1.6 million on which there is doubt as to the ability of the borrower to comply with the present loan repayment terms along with the payment of current property taxes. Additionally, due to the risks inherent in the Company's loan portfolio, as well as general economic conditions, Management recognizes that loans now current may become doubtful as to repayment. As of December 31, 1996, the Company had two loans totaling $4.1 million that are referred to as "troubled debt restructuring" in accordance with SFAS 15. Both of these loans are performing loans which, as of December 31, 1996, are accounted
  for on an accrual basis.   As of December 31, 1995, the Company had three
  loans totaling $3.6 million that are referred to as troubled debt restructurings. These three loans were all performing loans which, as of December 31, 1995, were accounted for on a nonaccrual basis.

  Other Real Estate Owned
  -----------------------

  The Company's policy is to acquire real estate in settlement of loans when all other repayment alternatives have been exhausted and when the Company can reasonably estimate that it can recover all or a portion of its original loan. The Company's policy is to evaluate the potential recovery based upon the fair market value of the property less estimated selling costs and any senior encumbrances which might be attached to the property. The Company's other real estate owned ("OREO") is carried at its fair market value less estimated selling costs. As of December 31, 1996 and 1995, all of the Company's OREO was acquired in settlement of real estate loans.

  The following table sets forth the type of property which is included in other real estate owned as of December 31, 1996 and 1995. All amounts are in thousands.


Type of Real Estate             1996     1995
-------------------            ------   ------

Single family residence        $1,535   $    -
Commercial and Industrial       1,258      283
Condominium                       626      254
Land                               64      405
Apartment Building                  -      395
                               ------   ------
Total                          $3,483   $1,337
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

  As required by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, impaired loans subject to the statement are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company had $3,220,000 of impaired loans as of December 31, 1996, of which the majority were collateral dependent. The total allowance for loan losses relating to $2,499,000 of impaired loans was $397,000 on December 31, 1996. Impaired loans for which there is no specific allowance for loan losses at December 31, 1996, is $721,000.

  The following table summarizes loan balances and changes in the allowance for loan losses arising from loan charge-offs and recoveries as of the dates and for the periods indicated. All dollar amounts are in thousands.



                                                                     Years ended December 31,
                                                                    --------------------------
                                                                      1996              1995
                                                                    -------           --------

Balance of allowance for loan losses at beginning of period         $  2,659          $  2,727

Loans changed off:
Commercial                                                               340               616
Consumer                                                                  20                32
Real Estate                                                            1,695             1,097
                                                                    --------          --------

  Total loans charged-off                                           $  2,055          $  1,745

Recoveries of loans previously charged-off:
Commercial                                                               257                62
Consumer                                                                   5                10
Real Estate                                                               43               102
                                                                    --------          --------

  Total loan recoveries                                                  305               174
                                                                    --------          --------

Net loans charged off                                                  1,750             1,571

Provision charged to operating expense                                   903             1,503
                                                                    --------          --------

Balance of allowance for loan losses at end of period               $  1,812          $  2,659
                                                                    ========          ========

Amount of loans outstanding at end of period                        $104,226          $103,737

Average amount of loans outstanding during the year                 $ 99,609          $107,713

Ratio of net charge-offs during the period to average loans
 outstanding during the period                                          1.76%             1.46%
                                                                    ========          ========

Allocation of Allowance for Loan Losses
---------------------------------------

In determining the level and adequacy of the allowance for loan losses, the Bank utilizes a migration analysis as recommended by the Comptroller. Due to the small size of its portfolio, the Bank Holding Company determines its allowance on a loan by loan basis. At December 31, 1996, the allowance for loan losses was approximately $799,000 in excess of the amounts computed using the migration analysis discussed above. This excess was determined necessary because certain historical loss percentages as indicated in the migration analysis were considered to be below the minimum amount that management believes is necessary to establish an adequate allowance for loan losses. As a result of the improving condition of the loan portfolio and the local economy, management expects to reduce its provision for loan losses in 1997. The following table sets forth the loan pools the Company utilizes and its respective allowance established. All dollar amounts are in thousands.


                                           December 31, 1996                       December 31, 1995
                                        ------------------------                ------------------------
                                         Percent of                Percent of    Percent of                Percent of
                                          Loans to     Allowance   Allowance      Loans to     Allowance   Allowance
                                        Total Loans     Amount      to Loans    Total Loans     Amount       Loans
                                        ------------   ---------   ----------   ------------   ---------   ----------

  Classified loans
  ----------------
  Construction loans                             .9%      $   58         5.9%           4.2%      $  608        14.0%
  First trust deed loans                        2.6%         274        10.3%           7.1%         887        12.0%
  Real estate commercial borrowers               .9%         237        26.7%           2.8%         538        18.6%
  Guaranteed mortgage loans                      .7%          55        7.9 %             -            -           -%
  All other loans                                .8%         125        14.6%           1.4%         139         9.3%
                                               ----       ------        ----           ----       ------        ----
  Total classified loans                        5.8%      $  749        12.3%          15.6%      $2,172        13.5%
                                               ----       ------        ----           ----       ------        ----

  Nonclassified loans
  -------------------
  Construction loans                           10.7%      $    -           -            8.7%      $    -           -%
  First trust deed loans                       39.4%         232          .6%          16.0%          91          .6%
  Guaranteed mortgage loans (1)                   -            -           -             .5%           -           -
  All other loans                              44.1%          32           -           59.1%         396          .7%
  Unallocated reserve                             -          799         N/A              -            -           -
                                               ----       ------        ----           ----       ------        ----

  Total nonclassified loans                    94.2%       1,063         1.1%          84.4%         487          .6%
                                               ----       ------        ----           ----       ------        ----

  Total                                         100%      $1,812         1.7%           100%      $2,659         2.6%
                                               ====       ======        ====           ====       ======        ====


  (1) Loans sold under recourse provision - see mortgage banking section page
      17.

  Deposits
  --------

  As a well capitalized Bank, as defined by the FDIC, the Bank can obtain brokered deposits without any restriction by the regulators. During the fourth quarter of 1996, the Bank utilized brokered deposits to help fund its mortgage loans held for sale. Management monitors its use of brokered deposits very closely and the board of directors of the Bank has placed a maximum limit of $20 million of these deposits. Due to the lower cost, management anticipates the utilization of brokered deposits when necessary to fund its mortgage loans held for sale.

  The average amounts of deposits and the average rates paid thereon for the periods indicated are summarized below. The Bank does not have any significant foreign deposits. All dollar amounts are in thousands.


                                                                December 31, 1996    December 31, 1995
                                                                -----------------    -----------------
                                                               Average   Average    Average    Average
                                                               Balance     Rate     Balance      Rate
                                                               --------  --------   --------   --------
Noninterest-bearing demand deposits                            $ 57,942         0%   $ 51,140         0%
Interest-bearing demand deposits                                 54,126       2.6%     49,241       2.6%
Savings deposits                                                  4,720       2.5%      5,711       2.7%
Time certificates of deposit of $100,000 or more                 20,708       5.3%     18,269       5.5%
Other time deposits                                              22,017       5.4%     18,754       5.0%
                                                               --------              --------
Total                                                          $159,513              $143,115
                                                               ========              ========


The following table shows the maturity schedule of time certificate of deposits of $100,000 or more at December 31, 1996.


Three months or less           $18,818
Over 3 through 6 months          3,044
Over 6 through 12 months         2,282
Over 12 months                     832
                               -------
   Total                       $24,976
                               =======


Return on Equity and Assets
---------------------------

The following table sets forth certain consolidated financial ratios relative to the Company's consolidated financial performance for the periods indicated:


                                           Years ended December 31,
                                           ------------------------
                                           1996               1995
                                           -----              -----
Net interest spread on average assets       5.6%               6.0%
Return on average assets                    2.0%               1.3%
Return on average equity                   20.9%              14.7%
Dividend payout rate                       None               None
Average equity to average assets            9.4%               8.7%


Short-Term Borrowings
---------------------

From time to time during the year ended December 31, 1996, the Bank borrowed on its short-term borrowing facilities. This was due to an increase in the Bank's mortgage loans held for sale which could not be funded by the Bank's liquid assets. These back up sources of liquidity include a $3 million unsecured line with its correspondent bank, a line of credit with the Federal Home Loan Bank (See Note 5 page 50 of this report), and borrowings against the Bank's securities available for sale. During 1996, the Bank joined the Federal Home Loan Bank of San Francisco. As a member of this federally assisted government agency, the Bank has secured a line of credit collateralized by certain portfolio loans of the Bank. As the mortgage loans held for sale are generally presold to institutional investors via the mandatory forward commitments, the risk to the Bank that the Bank cannot repay these short term borrowings by the ultimate sale of the mortgage loans is minimal. The Company had no category of short-term borrowings of which the average balance for the year was greater than 30% of consolidated shareholders' equity at December 31, 1996 or 1995.

Item 2.  PROPERTIES
-------------------

As of December 31, 1996 the Bank leases seven properties. The properties are used as administrative offices, branch offices, and mortgage banking offices. Neither the Company, nor any of its subsidiaries other than the Bank, lease or own any real property. All of the leased premises are suitable for their intended use. In the opinion of Management, all of the leased properties are adequately insured. The following table sets forth certain information with respect to leases of the Bank.


                                                            Lease                         1996
                                                 Square   Expiration   1996 Rental     Effective
                                                  Feet       Date        Expense     Lease Rate (6)
                                                 ------   ----------   -----------   --------------
Location
--------
Branch Offices
--------------

4665 MacArthur Court, Newport Beach (1)          17,130     12/31/00      $401,000           $1.85
15615 Alton Parkway, Suite 100, Irvine (2)        4,757     10/31/97       133,000            1.85
8501 Wilshire Boulevard, Beverly Hills (3)        4,040     04/30/00       113,000            1.95
1045 West Katella Boulevard, Orange (4)           7,465      2/28/99       134,000            1.45




Mortgage Banking
----------------
41 Corporate Park, Irvine                        14,664      3/31/99       211,000            1.20
6390 Greenwich Drive, Suite 240, San Diego        2,531      9/30/99        10,000            1.29

Mortgage Loan Production Officer
--------------------------------
4041 North Central Avenue, Phoenix, AZ (5)        1,850      3/30/97        18,000             .81


  (1) The Bank subleases approximately 2,700 square feet of these premises on a month to month basis and received rental income from the sublease of $38,500 during 1996. Senior Management, loan administration, the Bank's SBA department, and its construction loan department occupy approximately 5,000 square feet of the Newport Beach location.

  (2) The Bank's financial service department utilizes approximately 2,000 square feet of the Irvine Spectrum location.

  (3) On March 1, 1996, the Bank entered into a new lease agreement whereby the Bank reduced its rental rate and its rentable square footage. The lease expires on 4/30/00, but the Bank has the right to cancel the lease for a small cancellation charge, on or after March 1, 1999 with six months notification to the landlord.

  (4) Approximately 2,000 square feet of this location is utilized for the Bank's data processing center.

  (5) The Bank subleases this space. The expiration of the sublessor's master lease expires 4/1/00. As a part of the sublease, sublessor is required to provide receptionist services for the Bank.

  (6) Calculated as monthly charge per actual square foot over the life of the lease.

Item 3.   LEGAL PROCEEDINGS
---------------------------

  There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their respective properties are subject, other than ordinary routine litigation incidental to the Bank's business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

  During the Company's Annual Meeting of Shareholders on October 16, 1996, the shareholders voted on two matters. They elected all of the nominees of the board of directors and approved the appointment of McGladrey & Pullen, LLP as the Company's independent public auditors for 1996. The following schedule sets forth the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, including a separate tabulation with respect to each nominee for office.


                                                               Votes                Broker
                                                     For      Withheld   Abstain   Non-Votes
                                                  ---------   --------   -------   ---------
  Election of Directors:
  ----------------------
  Allen C. Barbieri                               1,765,072      2,445         0     203,974
  Martin T. Hart                                  1,765,172      2,245         0     203,974
  G.Mitchell Morris                               1,765,172      6,345         0     203,974
  Jon A. Salquist                                 1,765,172      2,345         0     203,974
  Bernard E. Schneider                            1,765,172      2,345         0     203,974

  Appointment of Independent Public Auditors
  ------------------------------------------
  McGladrey & Pullen, LLP                         1,764,197        100     3,220     203,974


                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

 The Company's common stock is not presently trading in an "established public trading market". The Company is aware of four security dealers who seek to handle trades in its stock: Mitchell Securities Corporation of Portland, Oregon, Burford Capital of Glendale, California, Cruttenden & Roth of Newport Beach, California, and Hoefer & Arnett of San Francisco, California. The number of shareholders of record as of January 1, 1997 was 324. The following table shows the range of bid quotations for each quarter within the last two fiscal years. Such over-the-counter quotations are to the best knowledge of Management and reflect interdealer prices, without retail mark up, mark down or commissions and may not necessarily represent actual transactions. To date, the Company has not paid dividends on any of its shares.


                             HIGH     LOW
  Fourth Quarter, 1996      $11.50   $11.00
  Third Quarter, 1996         7.50     6.50
  Second Quarter, 1996        7.00     6.00
  First Quarter, 1996         6.00     5.00

  Fourth Quarter, 1995      $ 5.25   $ 4.50
  Third Quarter, 1995         4.50     4.25
  Second Quarter, 1995        4.25     3.50
  First Quarter, 1995         4.00     3.50

     For the period December 1995 to September 1996, three people exercised stock options with the Company in which the underlying stock was not registered. These options were granted under both the 1985 Amended Non Qualified Stock Option Plan and the 1985 Incentive Stock Option Plan. A total of 5,500 shares of stock were issued at a total consideration to the Company of $21,750. These transactions were exempt from registration under
     Section 4 (2) of the Security Act of 1933, Regulation D thereunder. On December 16, 1996, the Company filed form S-8 to register the underlying stock of each of these stock option plans.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

     SUMMARY
     -------

     The Company reported a net profit of $3,556,000 in 1996 compared to a net profit of $2,041,000 in 1995. The 1996 net income is the highest earnings the Company has reported since its inception in 1982. Along with the record earnings during 1996, the Company reduced its nonperforming assets from $11.0 million, or 6.3% of total assets as of December 31, 1995, to $6.7 million, or 3.4% of total assets at December 31, 1996. The increase in net income was due to higher income from the Bank's residential mortgage division along with an increase in the Bank's net interest margin and a lower provision for loan losses. The Bank's residential mortgage division contributed $2,725,000 to pretax profit during 1996 compared to a pretax profit of $1,123,000 during 1995. The increase in profit of this division was a result of increased lending activity. During 1996, the Bank funded 6,528 mortgage loans totaling $815 million compared to 1995 during which the bank funded 2,981 mortgage loans totaling $367 million. The increase in net interest income in 1996 compared to 1995 was a result of a higher volume of mortgage loans held for sale which was partially offset with a lower volume the Bank's portfolio loans. The decrease in the provision for loan losses was primarily due to a substantial decrease in the level of nonperforming and classified loans.

     During the year ended December 31, 1996, the Company had total average assets of $180.0 million, total average portfolio loans of $99.6 million and total average deposits of $159.5 million compared to total average assets of $159.4 million, total average portfolio loans of $107.7 million and total average deposits of $143.1 million during the year ended December
     31, 1995.   The increase in average assets and average deposits in 1996 compared to 1995 is primarily due to an increase in money market and time deposits. A portion of this increase was due to an increased level of deposits from the Bank's escrow customers. This increase is due to an increase in the number of escrow customers along with a general increase in the real estate activity in Southern California. The 1996 decrease in portfolio loans is primarily a result of a decrease in the nonperforming and classified loans of the Bank.

     RESULTS OF OPERATIONS
     ---------------------

     The Company's fully diluted earnings per common and common equivalent share was $1.57 in 1996, a 73% increase over its fully diluted earnings per common and common equivalent shares of $.91 in 1995. Return on average assets was 2.0% in 1996 compared to 1.3% in 1995. Return on average stockholder's equity was 20.9% in 1996 compared to 16.7% in 1995. Due to net operating loss carryforwards and the elimination of its valuation allowance on deferred tax assets, the Company's income tax expense was less than the tax at the statutory rates in 1996 and 1995. On a fully taxed basis, the Company's return on average assets would have been 1.5% and .95% for 1996 and 1995, respectively and its return on average equity would have been 15.6% and 8.3% for 1996 and 1995, respectively.

     Although fee generating activity such as the Bank's mortgage division and the Bank's SBA division are an integral part of the Company, the Company's primary source of revenue will continue to be its net interest margin. The Company's net interest margin as a percent of total average earning assets was 6.2% in 1996 compared to 6.5% in 1995. The decrease in the net interest margin was due to a small decrease in the Bank's highest yielding asset portfolio loans, along with the decrease in the average prime lending rate in 1996 compared to 1995. Due to the actions of the Federal Reserve Bank (FRB), in February, 1996 the prime lending rate decreased from 8.5% to 8.25%. A significant portion of the Bank's portfolio loans are based on a variable interest rate tied to prime and, therefore, the yield on its portfolio loans declined by 25 basis points. In 1996, the Bank mitigated the risk of a decrease in interest income due to lower interest rates by entering into an interest rate swap agreement totaling $20 million. The agreement effectively transfers $20 million of variable rate assets tied to prime for assets with a fixed rate of 8.49%. The interest rate swap agreement expires in April 1998.

     NET INTEREST INCOME
     -------------------

     Net interest income before the provision for loan losses totaled $10,090,000 in 1996 compared to $9,502,000 in 1995. The increase of net interest income of $588,000 in 1996 compared to 1995 was due to an increase in the Company's interest income which was partially offset by an increase in the Company's interest expense. The increase of interest income was primarily due to an increase in the average balance of mortgage loans held for sale. During 1996, the balance of mortgage loans held for sale averaged $46.2 million compared to an average of $21.7 million in 1995. This increase was partially offset by a decrease in the average balance of portfolio loans and the interest rate earned on portfolio loans. The increase in the Company's interest expense was primarily due to an increase in the average balance of time deposits. Time deposits averaged $96.6 million in 1996 compared to $86.3 million in 1995.

     The average yield on total interest bearing assets was 8.5% in 1996 compared to 8.8% in 1995, a decrease of 30 basis points. The primary reasons for the decrease in average yield was a decrease in the average volume of portfolio loans along with a decrease in the average interest rates earned on these loans. The average cost of interest bearing liabilities was 3.8% in 1996 compared to 3.7% in 1995, an increase of 10 basis points. The increase was primarily attributed to the increase in interest rates paid on time deposits of 14 basis points. As a result of its normal operations, the Bank assumes the risk that general interest rate levels will change. Management regularly monitors this risk, but substantial change in the interest rate environment could have an impact on the Company's net interest income and profitability.

     PROVISIONS FOR LOAN LOSSES
     --------------------------

     The Company's provision for loan losses was $903,000 in 1996 compared to $1,503,000 in 1995. This resulted in an allowance of $1,812,000 at December 31, 1996 compared to $2,659,000 at December 31, 1995. The decrease in the provision for 1996 was a result of, among other factors, a significant decrease in the classified and nonaccrual loans in 1996 compared to 1995.

     Nonaccrual loans were $3.2 million on December 31, 1996, compared to $9.7 million on December 31, 1995. Classified loans decreased 70% during 1996 from $20.5 million to $6.1 million. These decreases, along with a nominal historical loss percentage on the Company's nonclassified loans during the past two years and a continually improving Southern California economy have been the most significant reason for the lower provision and reduced allowance for loan loss. Management is continuing to work on reducing the nonperforming assets and anticipates a further reduction in this level during the next year. If the improving trend in the loan portfolio and the Southern California economy continues, management expects to reduce the provision for loan losses in 1997.

     The allowance for loan loss is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan levels and Management analysis of current economic conditions. As an integral part of its examination process, the Comptroller reviews the Bank's allowance. The Comptroller may require the Bank to recognize additions to the allowance based upon judgements different from those of Management. Management believes that the allowance at December 31, 1996 is adequate to absorb the inherent risks in the Company's loan portfolio. Nevertheless, due to the level of nonperforming loans, there still exists some inherent risk in the current loan portfolio
     and the improvement in the local economy could be short term.    The table
     below provides more specific data relative to the Company's allowance and nonperforming assets. All dollar amounts are in thousands.


                                                              DECEMBER 31, 1996    DECEMBER 31, 1995

  Allowance for possible loan losses                                     $1,812              $ 2,659
  Loans past due 90 days or more and accruing                               277                  382
  Nonaccrual loans                                                        3,220                9,667
  Classified loans                                                        6,087               20,534
  Troubled debt restructuring (In 1995, these loans                       4,108                3,589
    are included in nonaccrual and classified loans)
  Other real estate owned                                                 3,483                1,337

  Allowance for possible loan losses as a percent of:
    Total loans                                                             1.7%                 2.6%
    Nonaccruing loans                                                      56.3%                27.5%
    Classified loans                                                       29.8%                12.9%

  Nonperforming loans and real estate owned
    as a percent of total assets:                                           3.4%                 6.3%


     OTHER INCOME
     ------------

     Mortgage loan processing fees, premiums earned on the sale of mortgage loans held for sale and SBA loans, and service charges and other fees charged to Bank customers continue to be the primary components of other income in 1996 and 1995. Mortgage division gross income was $11,129,000 in 1996, an increase of 95% from the 1995 gross income of $5,708,000. The increase in the mortgage division's gross revenue was a direct result of an increase in the volume of mortgage loans originated and sold. The increased volume is a result of the division's continued reputation for quality service and competitive pricing, along with a continual effort to increase its market share within its' current market and expand into new marketing areas. In addition, the improved state of the Southern California marketplace, and the stable interest rate environment added to a strong home buyer's market in 1996. Purchase money loans dominated the Bank's mortgage loan volume in 1995 and 1996. These loans are less volatile to changes in mortgage loan interest rates than refinancing mortgage loans, but are more dependent on a good economy. In the fourth quarter of 1996, the Bank opened a San Diego office of its mortgage department which is expected to service the entire San Diego area. In addition, the Bank has entered into an agreement with

     American Savings to process government loans which American Savings loan officers originate through their branch system. Management believes these two activities will increase volume further and management will continue to explore other growth opportunities. Management anticipates at a minimum, the 1996 level of mortgage loans originated and sold to continue into 1997.

     During 1996, the Bank's SBA department had gain on the sale of SBA loans of $463,000 compared to $240,000 in 1995. Including interest income and loan servicing income on loans, the SBA department contributed $649,000 to profit compared to a contribution of $232,000 in 1995. The increase in gross income in this department is due to an increase in SBA loan activity which is due to management's efforts to grow this department of the Bank. During 1996, the Bank received a Preferred Lender status ("PLP") with the Santa Ana SBA District Office and, in early 1997, received the PLP status with both the Los Angeles and San Diego County's SBA offices. These SBA offices cover all loans within Orange, Los Angeles, San Bernardino,
     Riverside, Ventura, Santa Barbara and San Diego counties.   This status
     will enable the Bank to give quicker loan approval which should help increase the Bank's sales efforts. From time to time, the government changes its SBA policies, guidelines, and funding availability. These changes could have a material impact on the Bank's ability to continue to generate a profit from this department.

     In addition to these increases in other income, the Company recorded gains on the sale of other real estate owned of $472,000 during 1996 compared to $10,000 in 1995. These gains were primarily a result of the Company purchasing at a substantial discount two troubled real estate dependent loans and recognizing a gain on the ultimate disposition of the real estate secured by these loans. Management does not anticipate opportunities such as these to occur in the future.

     OTHER EXPENSES
     --------------

     Total other expenses were $17,513,000 in 1996, compared to other expenses of $12,595,000 in 1995. Outside of the mortgage division, the Company's other expenses increased $703,000 while the Bank's residential mortgage division's expenses increased $4,215,000. The increase in the mortgage division expenses is a direct result of the large increase in the loan
     activity of the department.   The increase in mortgage division expenses is
     primarily due to an increase in salaries and benefits, commissions, occupancy and other direct costs associated with the origination and sale of mortgage loans.

     Aside from the mortgage division expenses, the increase in the Company's other operating expenses were primarily due to increases in salaries, other real estate owned (OREO) expenses, insurance expense, and other deposit expenses. The increase in salaries was primarily due to an employee performance bonus plan that was put in place by the board of directors and was based on a combination of the increase in net income of the Company along with the reduction of nonperforming assets. The increase in OREO expense was due to the increased level of OREO. The increase in the insurance expense of the Company was primarily due to a $307,000 one time special assessment which was charged to operations for the recapitalization of the Savings Association Insurance Fund (SAIF). The Company expects to recapture this cost over the next two years with lower SAIF deposit insurance premiums. This one time charge was partially offset with lower Bank Insurance Fund (BIF) deposit insurance premiums which the Bank enjoyed for approximately three quarters of 1996. The increase in other deposit expense is a result of the increase of noninterest bearing demand deposits for which the Bank provides an earnings allowance and purchases external services on behalf of these customers. The increase in these deposits was partially offset by a decrease of the earnings allowance rate on these deposit accounts. The decrease in occupancy costs was partially a result of the renegotiation of the Bank's Beverly Hills lease.

     PROVISION FOR INCOME TAXES
     --------------------------

     The Company recognized a provision for income tax of $945,000 during 1996 compared to an income tax benefit of $98,000 in 1995. During 1996, management eliminated the valuation allowance on deferred tax assets as they believe that it is more likely than not that the Company's deferred tax assets will be realized in the future. This elimination of the valuation allowance lowered the Company's 1996 effective tax rate on the statement of income from 41% to 21%. The Company expects to be profitable in 1997 and expects to record a full income tax provision of 41% of the pretax income.

     LIQUIDITY
     ---------

     Liquidity as it relates to banking, represents the ability to obtain funds to meet loan requirements and to satisfy demand for deposit withdrawal.
     The principal source of funds that provide liquidity to the Bank are cash balances, federal funds sold, securities available for sale and a portion of mortgage loans held for sale. The Bank's portfolio loan-to-deposit ratio at December 31, 1996 was 60.0% as compared to 65.0% at December 31, 1995. The decrease in this ratio is the result of the increase in the Bank's deposits of $12.7 million (8.1%) from December 31, 1995 to December 31, 1996. The Bank's residential mortgage division utilizes the Bank's funding sources to fund its mortgage loans held for sale. During 1996, the average time between funding and sale of a mortgage loan was 19 days. Management can slow down or speed up the shipping and sale of these loans, and manages the balance of the mortgage loans held for sale to match its funds available. In this way, management maximizes the yield on its liquid assets. In 1996, mortgage loans held for sale earned 7.8%, while federal funds sold earned 5.2%. Due to fluctuations in funding and sale of mortgage loans, along with changes in the deposit balances of the Bank, the matching of liquid assets and mortgage loans held for sale is not always achieved. At certain times during the year, the Bank utilizes its back up borrowing relationships to help fund the mortgage loans held for sale. These back up sources include an unsecured line of credit with its correspondent bank, a line of credit with the Federal Home Loan Bank, borrowings against the Bank's securities available for sale, and the use of brokered deposits.

     A large portion of the Bank's deposits consist of deposits maintained by escrow companies and, to a lesser degree, title insurance companies. At December 31, 1996, escrow and title insurance companies' deposits totaled approximately $28.2 million or 16.6% of total deposits. This compared to escrow and title insurance deposits of approximately $23.0 million or 14.5% of total deposits at December 31, 1995. The Bank's policy is to maintain these deposits at a level not to exceed 25% of total deposits. The Bank monitors the deposit levels of this group closely. During the past two years, no escrow or title insurance customer accounts for over 3% of the Bank's total deposits. In 1996, one of the largest deposit customers of the Bank was sold to a company which controlled another financial institution. On January 3, 1997, the deposits of this customer, totaling approximately $6.2 million, were transferred to the other institution. Management does not anticipate the loss of these deposits will have a significant impact on its operations.

     Liquidity as its relates to the Bank Holding Company represents the ability to obtain funds to support investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances and loan portfolio, as well as its ability to raise capital by selling additional shares of common stock. Another common source of liquidity to a bank holding company is cash dividends from its subsidiary bank. During the fourth quarter of 1996, in order to assist the Bank with funding a loan over the Bank's legal lending limit, the Bank Holding Company participated in a loan with the Bank. In order to help fund this loan, on January 3, 1997, the Bank paid a $500,000 cash dividend to the Holding Company. An additional cash dividend of up to $250,000 may be needed by the Bank Holding Company to support its 1997 loan commitments and operating requirements. There are no restrictions that would prohibit the Bank from declaring this additional dividend.

     CAPITAL RESOURCES
     -----------------

     The capital adequacy of a financial institution is generally measured by relating the amount of capital to total assets. Risk-based capital guidelines require that each bank and bank holding company maintain a minimum ratio of core capital and total capital to risk-weighted assets of 4% and 8%, respectively. Leverage capital guidelines serve as a backstop to the risk-based capital rules, and require every bank holding company, as well as every bank, to maintain a minimum level of equity to adjusted assets of 4%. During 1996, the increase in the Company's stockholders equity was proportionally more than the growth of the Company's average assets and, therefore, the Company's capital ratios increased. During 1996, the Company's stockholder's equity increased by $3.5 million or 22.7%, while its average assets grew by $20.6 million or 12.9%. At December 31, 1996 and 1995, the Company's and the Bank's capital ratios were well in excess of all the minimum required levels. The federally mandated minimum capital requirements and the actual capitalization of the Company and the Bank are set forth below.


                                                                  1996                     1995
                                                         ----------------------   ----------------------
                                                          Pacific       PNB        Pacific       PNB
                                                         National    Financial    National    Financial
                               Regulatory Requirement      Bank        Group        Bank        Group
                               ----------------------    ---------   ----------   ---------   ----------

   Leverage Capital Ratio                        4.0%         8.8%        10.0%        7.7%         9.1%

   Risk Based Capital
      Tier I Capital                             4.0%        12.0%        13.7%       10.4%        12.3%
      Total  Capital                             8.0%        13.3%        14.9%       11.7%        13.4%


Item 7. FINANCIAL STATEMENTS
----------------------------

     The table below indicates the pages in this report where the 1996 and 1995 consolidated financial statements of PNB Financial Group and the 1996 and 1995 report of McGladrey & Pullen, LLP independent auditors, are located.


                                                    Page(s)
                                                    -------
Report of Independent Auditors for 1996 and 1995         35
Consolidated Balance Sheets                              36
Consolidated Statements of Income                        37
Consolidated Statements of Stockholders' Equity          38
Consolidated Statements of Cash Flows                    39
Notes to Consolidated Financial Statements            40-63


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PNB Financial Group
Newport Beach, California


We have audited the accompanying consolidated balance sheets of PNB Financial Group and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate ment. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PNB Financial Group and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                         /s/ McGladrey & Pullen, LLP


Anaheim, California
January 22, 1997

PNB FINANCIAL GROUP

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995


ASSETS                                                                       1996               1995
------------------------------------------------------------------------------------------------------
Cash and Due from Banks (Note 14)                                       $  12,700,000    $  13,814,000

Federal Funds Sold                                                          6,000,000        2,500,000
                                                                        ------------------------------

     TOTAL CASH AND CASH EQUIVALENTS                                       18,700,000       16,314,000

Securities Available-for-Sale (Notes 2 and 6)                               7,381,000       10,626,000

Mortgage Loans Held-for-Sale (Note 3)                                      62,620,000       41,968,000

Loans, net of allowance for loan losses 1996 $1,812,000;
 1995 $2,659,000 (Notes 3, 5 and 6)                                       102,414,000      101,078,000

Premises and Equipment (Note 4)                                             1,150,000        1,340,000

Other Real Estate Owned                                                     3,483,000        1,337,000

Other Assets (Note 9)                                                       2,450,000        2,129,000
                                                                        ------------------------------

     TOTAL ASSETS                                                       $ 198,198,000    $ 174,792,000
                                                                        ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------

Deposits (Note 5)
 Noninterest bearing                                                    $  70,754,000    $  61,757,000
 Interest bearing                                                          99,285,000       95,546,000
                                                                        ------------------------------

     TOTAL DEPOSITS                                                       170,039,000      157,303,000

Line of Credit (Note 5)                                                     7,000,000               --

Other Liabilities (Note 3)                                                  2,476,000        2,261,000
                                                                        ------------------------------

     TOTAL LIABILITIES                                                    179,515,000      159,564,000
                                                                        ------------------------------

Commitments and Contingencies (Notes 3, 6 and 14)

Stockholders' Equity (Notes 7 and 14)
 Common stock, no par value; 20,000,000 shares authorized;
  2,170,783 and 2,187,933 shares issued and outstanding
  at December 31, 1996 and 1995, respectively                              16,012,000       16,134,000
 Retained earnings (deficit)                                                2,734,000         (822,000)
 Unrealized loss on securities available-for-sale, net (Note 2)               (63,000)         (84,000)
                                                                        ------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                            18,683,000       15,228,000
                                                                        ------------------------------

                                                                        $ 198,198,000    $ 174,792,000
                                                                        ==============================

See Notes to Consolidated Financial Statements.

PNB FINANCIAL GROUP

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                       1996              1995
------------------------------------------------------------------------------------------------
Interest Income (Note 8)                                          $ 13,978,000      $ 12,906,000

Interest Expense on Deposits (Note 8)                                3,888,000         3,404,000
                                                                  ------------------------------

     NET INTEREST INCOME                                            10,090,000         9,502,000

Provision for Loan Losses (Note 3)                                     903,000         1,503,000
                                                                  ------------------------------

     NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                                9,187,000         7,999,000
                                                                  ------------------------------

Other Income
 Commissions and other revenue from mortgage
  banking operations (Note 10)                                      11,129,000         5,708,000
 Service charges, fees and other (Note 2)                            1,235,000           591,000
 Gain on sale of SBA loans (Note 3)                                    463,000           240,000
                                                                  ------------------------------
                                                                    12,827,000         6,539,000
                                                                  ------------------------------

Other Expenses
 Mortgage banking operations (Notes 3 and 10)                        8,390,000         4,175,000
 Salaries and employee benefits                                      3,953,000         3,635,000
 Occupancy (Note 6)                                                  1,538,000         1,675,000
 Other deposit expense (Note 5)                                      1,039,000           944,000
 Other expenses (Note 8)                                             2,593,000         2,166,000
                                                                  ------------------------------
                                                                    17,513,000        12,595,000
                                                                  ------------------------------
     INCOME BEFORE PROVISION (BENEFIT)
      FOR INCOME TAXES                                               4,501,000         1,943,000

Provision (Benefit) for Income Taxes (Note 9)                          945,000           (98,000)
                                                                  ------------------------------

     NET INCOME                                                   $  3,556,000      $  2,041,000
                                                                  ==============================

Earnings per Common and Common Equivalent
 Share, primary and fully diluted                                 $       1.57      $       0.91
                                                                  ==============================

See Notes to Consolidated Financial Statements.

PNB FINANCIAL GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1996 and 1995


                                                                                      Unrealized
                                                                                       Loss on
                                        Common Stock                 Retained         Securities             Total
                             -------------------------------         Earnings         Available-         Stockholders'
                                  Shares           Amount           (Deficit)        for-Sale, net          Equity
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994      2,186,933       $16,129,000       $(2,863,000)        $(1,009,000)        $12,257,000

 Exercise of stock options          1,000             5,000                -                   -                5,000

 Decrease in unrealized
  loss on securities
  available-for-sale, net              -                 -                 -              925,000             925,000

 Net income                            -                 -          2,041,000                  -            2,041,000
                             ------------------------------------------------------------------------------------------
 Balance, December 31, 1995     2,187,933        16,134,000          (822,000)            (84,000)         15,228,000

 Exercise of stock options          7,500            29,000                -                   -               29,000

 Repurchase of common
   stock                          (24,650)         (151,000)               -                   -             (151,000)

 Decrease in unrealized
  loss on securities
  available-for-sale, net              -                 -                 -               21,000              21,000

 Net income                            -                 -          3,556,000                  -            3,556,000
                             ------------------------------------------------------------------------------------------
Balance, December 31, 1996      2,170,783       $16,012,000        $2,734,000           $(63,000)         $18,683,000
                             ==========================================================================================

See Notes to Consolidated Financial Statements.

PNB FINANCIAL GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996 and 1995


                                                                  1996                1995
------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
  Net income                                                 $   3,556,000       $   2,041,000
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                  585,000             568,000
    Provision for loan losses                                      903,000           1,503,000
    Provision for indemnification losses                         1,080,000             385,000
    Gain on sale of other real estate owned                       (472,000)            (10,000)
    Change in other assets and liabilities, net                 (1,573,000)          1,014,000
    Proceeds from sale of mortgage loans held-for-sale         794,366,000         336,694,000
    Origination of mortgage loans held-for-sale               (815,018,000)       (366,214,000)
                                                            ------------------------------------
          Net cash used in operating activities                (16,573,000)        (24,019,000)
                                                            ------------------------------------

Cash Flows from Investing Activities
  Proceeds from sale of available-for-sale securities            3,052,000           7,628,000
  Proceeds from maturities of available-for-sale securities      1,000,000           1,749,000
  Purchase of available-for-sale securities                       (830,000)                -
  Net change in loans                                           (6,178,000)          1,829,000
  Proceeds from sale of other real estate owned                  2,329,000           1,590,000
  Acquisitions of premises and equipment                          (380,000)           (148,000)
                                                            ------------------------------------
           Net cash provided by (used in)
            investing activities                                (1,007,000)         12,648,000
                                                            ------------------------------------

Cash Flows from Financing Activities
  Proceeds from borrowings on notes payable                     15,360,000                 -
  Payments on notes payable                                     (8,009,000)                -
  Net change in deposits                                        12,737,000          14,844,000
  Sale of common stock                                              29,000               5,000
  Repurchase of common stock                                      (151,000)                -
                                                            ------------------------------------
           Net cash provided by financing activities            19,966,000          14,849,000
                                                            ------------------------------------
           Net increase in cash and cash equivalents             2,386,000           3,478,000

Cash and Cash Equivalents
  Beginning of year                                             16,314,000          12,836,000
                                                            ------------------------------------
  End of year                                                $  18,700,000       $  16,314,000

                                                            ====================================


Supplemental Disclosures (Note 13)

See Notes to Consolidated Financial Statements.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

A summary of the Company's significant accounting policies are as follows:

Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Securities available-for-sale:

Securities classified as available-for-sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity and equity securities in the Federal Home Loan Bank and the Federal Reserve Bank which is a required investment to acquire membership privileges in those institutions. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value.
These fair values are based on quoted prices when such quotes are available. In the absence of quoted market prices, securities are priced based on prices obtained from certain brokers who estimate the fair value based upon quoted prices for similar securities. There can be no assurance that prices estimated for such securities can be realized upon ultimate sale. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of any related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Mortgage loans held-for-sale:

Mortgage loans held-for-sale are reported at the lower of cost or fair value which is computed by the aggregate method. Gains and losses on the sale of mortgage loans are adjusted by gains and losses generated from corresponding hedging transactions entered into to protect the mortgage loan inventory value from fluctuations in interest rates. Hedge positions are also maintained to protect the pipeline of loan applications in process from changes in interest rates. Gains and losses which occur during the commitment and warehousing period related to the pipeline and mortgage loans held-for-sale are recognized in the period loans are sold. Unrealized hedging losses are recognized currently if deferring such losses would result in mortgage loans held-for-sale and the pipeline being valued in excess of their estimated fair value. Interest income on these loans is accrued daily. Loan origination fees and cost are deferred and recognized as income or expense when the loan is sold.

Loans:

Loans are stated at amounts advanced less payments received, unearned fees and loan discounts. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient at the loan's observable market price or the fair value of the collateral less estimated selling cost if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Interest income on loans is accrued daily except where reasonable doubt exists as to the collectibility of the interest, in which case the accrual of interest income is discontinued. The Company's current policy is generally to cease accruing interest and to charge off all accrued and unpaid interest on loans which are past due as to principal and/or interest for 90 days, or at an earlier time, if management determines timely collection of interest is in doubt. Loan origination fees and certain incremental direct costs relating to loan originations are deferred and amortized over the life of the loan. Discounts on loans purchased are credited to income over the life of the loan using the interest method.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)


Loans (continued):

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

Other real estate owned:

Other real estate owned, which represents real estate acquired in settlement of loans, is held-for-sale and is recorded at the lower of cost or fair value less estimated cost of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, or gains or losses on disposition of such properties are charged or credited to current operations. Other real estate owned is evaluated regularly by management and reductions of the carrying amounts are recorded as necessary.

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

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)


Earnings per common and common equivalent share:

Earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to the stock options were determined using the treasury stock method. Earnings per common and common equivalent share assuming full dilution are the same as primary earnings per common and common equivalent share.

The weighted average shares outstanding for computing primary and fully diluted earnings per share were 2,263,371 and 2,271,423, respectively, for the year ended December 31, 1996 and 2,269,591 and 2,277,600, respectively, for the year ended December 31, 1995.

Interest rate exchange agreements:

Interest rate exchange agreements (swaps) used in asset/liability management activities are accounted for using the accrual method. Net interest income (expense) resulting from the differential between exchanging floating and fixed rate interest payments is recorded on an accrual basis.

Reclassification:

Certain reclassifications have been made to the 1995 financial statements, with no effect on net income or stockholders' equity, to conform to the 1996 financial statement presentation.

Recent accounting developments:

Accounting for stock-based compensation:

Effective January 1, 1996, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 123, establishes financial accounting and reporting standards for stock-based employee compensation plans such as a stock purchase plan. The Statement generally suggests, but does not require, stock-based compensation transactions with employees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the pro forma effects on net income as if compensation were measured in accordance with the suggestions of Statement No. 123. Nonemployee stock-based transactions occurring after December 15, 1995 must be accounted for at fair value. The Company has determined that it will continue to follow the measurement principles of APB Opinion No. 25 for stock-based employee compensation, therefore, adoption of this pronouncement did not have an impact on the financial statements.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)

Accounting for transfers and servicing of financial assets:

The FASB has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which becomes effective for transactions occurring after December 31, 1996. The Statement does not permit earlier or retroactive application. The Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Statement also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.

The Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, the Statement requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor.

In December 1996, FASB issued Statement No. 127 which amended Statement No. 125 by delaying the effective date of certain portions of the Statement for one year.

Management does not believe the application of these Statements to transactions of the Company that have been typical in the past will materially affect the Company's financial position and results of operations.


Note 2.    Investment Securities Available-for-Sale

Securities available-for-sale as of December 31, 1996 and 1995 consist of the following:


                                                                              1996
                                         --------------------------------------------------------------------------
                                           Amortized            Unrealized             Unrealized
                                             Cost                 Gains                  Losses         Fair Values
-------------------------------------------------------------------------------------------------------------------
 U.S. treasury securities                $ 1,202,000            $        -             $  (17,000)      $ 1,185,000
 U.S. government agencies
  securities                               2,112,000            $        -                (16,000)        2,096,000
 Mortgaged backed securities               3,004,000            $        -                (74,000)        2,930,000
 Federal Reserve Bank stock                  340,000            $        -                                  340,000
 Federal Home Loan Bank stock                830,000            $        -                                  830,000
                                         --------------------------------------------------------------------------

                                         $ 7,488,000            $        -             $ (107,000)      $ 7,381,000
                                         ==========================================================================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.  Investment Securities Available-for-Sale (Continued)

                                                                     1995
                                       -----------------------------------------------------------------
                                         Amortized       Unrealized         Unrealized
                                           Cost            Gains              Losses         Fair Values
--------------------------------------------------------------------------------------------------------
 U.S. treasury securities              $ 4,753,000        $ 1,000            $(20,000)       $ 4,734,000
 U.S. government agencies
  securities                             2,247,000             -              (26,000)         2,221,000
 Mortgaged backed securities             3,370,000         12,000             (51,000)         3,331,000
 Federal Reserve Bank stock                340,000             -                   -             340,000
                                       -----------------------------------------------------------------
                                       $10,710,000        $13,000            $(97,000)       $10,626,000
                                       =================================================================

The amortized cost and fair value of securities available-for-sale as of December 31, 1996 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:



                                                 Amortized
                                                    Cost         Fair Value
----------------------------------------------------------------------------
 Due in one year or less                          $2,263,000      $2,246,000
 Due after one year through five years             1,051,000       1,035,000
 Mortgage backed securities                        3,004,000       2,930,000
 Bank stocks                                       1,170,000       1,170,000
                                                  --------------------------
                                                  $7,488,000      $7,381,000
                                                  ==========================


Gross realized losses from the sale of securities available-for-sale were $1,000 and $51,000 for the years ended December 31, 1996 and 1995, respectively. There were no gross realized gains on the sale of securities available-for-sale for the years ended December 31, 1996 and 1995. As of December 31, 1996 and 1995, securities available-for-sale with a fair value of $2,650,000 and $1,450,000, respectively, were pledged as collateral for various purposes as required or permitted by law (Note 6).

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.  Loans


Loan portfolio composition:

The composition of the Company's loan portfolio as of December 31, 1996 and 1995 are as follows:

                                           1996               1995
--------------------------------------------------------------------
 Commercial                          $  38,666,000     $  47,291,000
 Real estate and construction           57,857,000        46,985,000
 Consumer                                7,703,000         9,461,000
 Allowance for loan losses              (1,812,000)       (2,659,000)
                                     -------------------------------

                                     $ 102,414,000     $ 101,078,000
                                     ===============================

Loans have been recorded net of purchase discounts of $598,000 and $729,000 and net deferred origination fees of $158,000 and $69,000 as of December 31, 1996 and 1995, respectively. Such amounts will be amortized to income over the lives of the loans.

A majority of the Bank's commercial and consumer loan portfolio is with customers located in California throughout its primary market area of Orange and Los Angeles Counties. The Bank grants commercial and consumer loans to borrowers in a number of different industries.

The Bank's real estate and construction loan portfolio consists of loans on real estate located throughout Southern California. Prior to 1996, several areas throughout Southern California have experienced adverse economic conditions, including declining real estate values. These factors adversely affected borrowers' ability to repay. Over the last two years the Southern California economy has shown signs of improvement, although management believes the level of its allowance for loan losses and the carrying value of its other real estate owned as of December 31, 1996 is appropriate, a return to depressed economic conditions in Southern California may result in losses that cannot be reasonably predicted at this time. In addition, various regulatory agencies as an integral part of their examination process periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

Allowance for loan losses:

The following is a summary of transactions affecting the allowance for loan losses for the years ended December 31:

                                         1996            1995
----------------------------------------------------------------
 Balance, beginning                $  2,659,000     $  2,727,000

  Provision for loan losses             903,000        1,503,000
  Amounts charged off                (2,055,000)      (1,745,000)
  Recoveries                            305,000          174,000
                                   -----------------------------

 Balance, ending                   $  1,812,000     $  2,659,000
                                   =============================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.    Loans (Continued)

SBA loans:

The Bank sells the guaranteed portion of substantially all of its Small Business Administration (SBA) loans it originates in the secondary market. The Bank sells these to generate sales premiums and servicing income along with providing additional funds for lending. Under such agreements, the Bank continues to service the loans and the buyer receives the principal collected together with interest. In connection with these sales, the Bank serviced approximately $13,619,000 and $10,847,000 of SBA loans for others as of December 31, 1996 and 1995, respectively, which are not included in the accompanying balance sheets.

Gains and losses on sales of SBA loans are calculated on a predetermined formula in compliance with Emerging Issues Task Force 88-11 based on the difference between the selling price and the book value of the loans sold. Any inherent risk of loss on loans is transferred to the buyer at the date of sale on the portion of the loan sold. However, the Bank maintains the risk on the portion retained. At December 31, 1996 and 1995, $189,000 and $182,000, respectively, of net deferred gains relating to the sale of SBA loans is included in loans.

The Bank has issued various representations and warranties associated with the sale of SBA loans. These representations and warranties may require the Bank to repurchase loans for a period of 90 days after the date of sale as defined per the applicable sales agreement. The Bank experienced no losses during the years ended December 31, 1996 and 1995 regarding these representations and warranties.

The Bank's SBA department, together with the residential mortgage division, utilize federal governmental agencies in providing loans to its customers. On two occasions in November and December 1995, the U.S. Federal Government was forced to shut down various nonessential agencies due to the federal budget impasse. During these two occasions, the SBA department and Housing and Urban Development ("HUD") were shut down. A prolonged shutdown of these departments could have a material effect on the Bank's ability to guarantee and/or insure SBA loans and FHA/VA loans. This inability may lead to the Bank limiting or temporarily stopping these lending programs which could have a material effect on the operation of the Bank's SBA department and residential mortgage loan department.

The Bank's SBA department is substantially impacted by the policies, guidelines and funding availability established by the U.S. Government's SBA. Periodically, Congress sets the amount of SBA funds available and changes the fees charged by the SBA. The level of funding and changes to the fee structure could severely effect the operation of the Bank's SBA department.

Nonaccrual and impaired loans:

Loans on which the accrual of interest has been discontinued amounted to $3,220,000 and $9,667,000 at December 31, 1996 and 1995, respectively. If nonaccrual loans had been maintained in accordance with their terms, additional interest income of approximately $343,000 ($.15 per primary common share) and $650,000 ($.29 per primary common share) would have been recorded during the years ended December 31, 1996 and 1995, respectively.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.    Loans (Continued)


Nonaccrual and impaired loans (continued):

Impaired loans having recorded investments of $3,220,000 and $9,021,000 at December 31, 1996 and 1995, respectively, have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $397,000 and $1,511,000 at December 31, 1996 and 1995, respectively. Impaired loans for which there is no specific allowance for loan losses at December 31, 1996 and 1995 is $721,000 and $445,000, respectively. The average recorded investment for all impaired loans during 1996 and 1995 was $6,333,000 and $7,592,000, respectively. Interest income of $120,000 and $117,000 was recognized on impaired loans in 1996 a nd 1995, respectively, all of which was recognized using a cash-basis method of accounting during the time within that period that the loans were impaired.

Mortgage loans held-for-sale:

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

Until September 30, 1996, substantially all mortgage loans were sold with a recourse provision. After October 1, 1996, the majority of the loans sold were without a recourse provision. The Bank has different recourse provisions with each investor. Generally, loans sold under the recourse provision are required to be purchased back by the Bank if the loan becomes delinquent within two to six months of funding. The Bank has the choice to not purchase the loan, but to indemnify the investor for any and all costs associated with the investors collection of the loan. During 1996, the Bank chose to indemnify the majority of the loans subject to a recourse provision. The Bank estimates its loss exposure to loans sold under the recourse provision and has recorded a loss estimate at December 31, 1996 and 1995. The following is a summary of transactions affecting this reserve for the years ended December 31, 1996 and 1995:

                                                                   1996          1995
----------------------------------------------------------------------------------------
 Balance, beginning                                            $  232,000      $ 246,000

  Provision for losses, included in
   mortgage banking operations expenses                         1,080,000        385,000
  Amounts charged to reserve, net of any recoveries              (851,000)      (399,000)
                                                               -------------------------
 Balance, ending                                               $  461,000      $ 232,000
                                                               -------------------------

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 3.    Loans (Continued)


Related party loans:

Certain stockholders of the Company, officers and directors of the Company and the Bank, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan customers of, and had other transactions with, the Company and the Bank in the ordinary course of business. In management's opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with nonrelated parties. The activity in related party loans for the year ended December 31, 1996 is as follows:
--------------------------------------------------------------------------------

 Balance, beginning                                        $ 5,986,000

  Additional advances                                        2,053,000
  Repayments                                                (3,074,000)
  Loans no longer with related parties                          (4,000)
                                                           -----------
 Balance, ending                                           $ 4,961,000
                                                           ===========
 Maximum balance during the year (month-end balances)      $ 5,730,000
                                                           ===========

At the end of the year in the table above, none of the loans were past due, impaired, on nonaccrual, or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

4.    Premises and Equipment

Components of premises and equipment are as follows at December 31:

                                                  1996              1995
----------------------------------------------------------------------------
 Furniture, fixtures and equipment            $ 2,442,000      $ 3,659,000
 Leasehold improvements                         1,402,000        1,470,000
                                              ------------------------------
                                                3,844,000      $ 5,129,000
 Accumulated depreciation and amortization     (2,694,000)      (3,789,000)
                                              ------------------------------
                                              $ 1,150,000      $ 1,340,000
                                              ==============================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 5.    Deposits and Line of Credit


Deposits:

The composition of the Company's interest bearing deposits as of December 31, 1996 and 1995 is as follows:


                                                            1996             1995
-------------------------------------------------------------------------------------
 Demand                                                  $49,720,000      $47,983,000
 Savings                                                   5,390,000        5,131,000
 Time certificates of deposit of                          24,976,000       20,453,000
  $100,000 or more
 Other time deposits                                      19,199,000       21,979,000
                                                         ----------------------------
                                                         $99,285,000       95,546,000
                                                         ============================


As of December 31, 1996 and 1995, approximately $25,000,000 and $23,000,000, respectively, of the Bank's noninterest bearing demand deposits consist of demand accounts currently maintained by title insurance, escrow and property management companies. The Bank provides an earnings allowance for these customers and purchases external services on behalf of these customers based on the amount of the earnings allowance less any internal charges incurred. These externa l services, which are commonly offered in the banking industry, include courier, bookkeeping and payroll accounting services. The expense of these external services totaled $1,039,000 and $944,000 for the years ended December 31, 1996 and 1995, respectively, is classified as other deposit expense in the accompanying consolidated statements of income.

In December 1996, the Bank obtained deposits through brokers in order to fund a portion of its mortgage loans held-for-sale. At December 31, 1996, the Bank had $1,692,000 of these deposits.

In 1996, a large customer of the Bank was sold and on January 3, 1997 their deposits were transferred to another institution. These deposits totaled approximately $6.2 million. At December 31, 1996, management does not anticipate the loss of this customer will have a significant impact on its operations.

Line of credit:

The Bank has a line of credit with the Federal Home Loan Bank (FHLB).
Borrowings on the line are collateralized by certain loans with a carrying value totaling $17,658,000 at December 31, 1996. Borrowings bear interest at the FHLB daily reference rate (7.08% at December 31, 1996 with an average rate for the month of December 1996 of 5.93%). The maximum amount the Bank may borrow under this agreement is limited to the lesser of the eligible collateral and borrowing base established in the agreement or 25% of the Bank's total assets. At December 31, 1996, the maximum available was $7,290,000 of which $7,000,000 was outstanding.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6.    Commitments and Contingencies


Operating leases:

At December 31, 1996, all of the Company's operations are conducted in leased facilities under noncancelable operating leases expiring at various dates through 2006. Several of the leases contain options to extend the lease terms which range from five to fifteen years. The Company incurred rental expense of $1,025,000 and $1,037,000, during the years ended December 31, 1996 and 1995, respectively.

The future minimum lease payments required under operating leases total $3,037,000 and are due in the years ending: 1997 $1,020,000; 1998 $926,000;
1999 $587,000; 2000 $504,000; 2001 $504,000; and thereafter $1,996,000.

Financial instruments with off-balance sheet risk:

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include unfunded commitments to extend credit and obligations under standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party as a result of commitments to extend credit and obligations under standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1996 and 1995 the Bank had unfunded commitments related to its portfolio loans to extend credit of $24,442,000 and $19,231,000 and obligations under standby letters of credit of $635,000 and $492,000, respectively.

These commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn down, the total commitment amounts do not necessarily represent future cash requirements.

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

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6.    Commitments and Contingencies (Continued)


Financial instruments with off-balance sheet risk (continued):

The Bank enters into financial arrangements to mitigate the exposure of fluctuating interest rates in the normal course of business through origination and selling of mortgage loans. These financial instruments include commitments to fund mortgage loans and mandatory forward commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by the Bank by entering into agreements with Wall Street investment bankers and with investors meeting the credit standards of the Bank. At any time, the exposure to the Bank, in the event of default by the counterparty under a mandatory forward commitment is the difference between the contract price and current market value, which amount would only be a fractional percentage of the outstanding commitments.

Until a rate commitment is extended by the Bank to a mortgage broker/borrower, there is no market interest rate risk to the Bank. The Bank reduces interest rate exposure by limiting these rate commitments to varying periods of less than sixty days. Loans in process for which interest rates were committed to the mortgage broker/borrower totaled $27,174,000 as of December 31, 1996. These commitments as well as $22,989,000 of uncommitted mortgage loans held-for-sale are hedged by the Bank by entering into mandatory forward commitments.

At December 31, 1996, the Bank had $43,000,000 of mandatory forward commitments to sell whole loans relating to their unfunded pipeline of rate-locked loans and loans held-for-sale uncommitted to investors. Gains and losses on mandatory forward commitments are realized in the period settlement occurs. Unrealized gains and losses on forward commitments are included in the analysis of lower of cost or market valuation for mortgage loans held-for-sale. At December 31, 1996, the unrealized gain on the Bank's mandatory forward commitments was $270,000. The Bank has also committed to sell loans that have already been funded that are pending purchases by an investor. The total amount of such committed loans at December 31, 1996 was $38,690,000.

Interest rate swap:

In April 1996, the Bank entered into an interest rate swap agreement with a total notional principal amount of $20,000,000. Management entered into the agreement to reduce the impact of changes in interest rates on its balance sheet. The agreement effectively transfers interest rate risk on the excess of interest bearing assets over interest bearing liabilities. The agreement provides for the Bank to pay a fixed rate on the notional amount with the counterparty paying a variable rate of prime. The agreement terminates in April 1998 and requires the Bank to maintain collateral with the counterparty totaling 4% of the notional amount. In accordance with the agreement, $808,000 of securities were pledged at December 31, 1996 by the Bank with a similar amount being pledged by the counterparty.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 7.    Stockholders' Equity


Stock option plans:

During 1995, the Company's 1985 Incentive Stock Option Plan and the 1985 Nonqualified Stock Option Plan expired. As of December 31, 1996, options for 42,750 and 243,500 shares, respectively, of the Company's common stock were outstanding under these Plans. In 1995, the Company adopted a 1995 Incentive Stock Option Plan which provides for a maximum of 50,000 options to be granted. As of December 31, 1996, 8,500 options under the 1995 Plan have been granted. Under terms of the incentive and nonqualified stock option plans, options of the Company's common stock may be gr anted to officers, key employees and directors of the Company and the Bank, and others. Under the plans, options are granted with an exercise price not less than fair market value of the common stock at the date the options are granted. All options expire ten years from the date of grant, and are 100% vested and available for exercise at the date of grant.

A summary of the status of the stock option plans at December 31, 1996 and 1995 and changes during the years ended on those dates is as follows:

                                              1996                                               1995
------------------------------------------------------------------------------------------------------------------------------------
                                                        Weighted-                                        Weighted-
                                                         Average                                          Average
                                                        Exercise                                         Exercise
                                   Shares                Price                         Shares             Price
------------------------------------------------------------------------------------------------------------------------------------

 Outstanding, beginning of year   295,750               $3.52                          283,250            $3.50
  Granted                           8,500                7.44                           44,000             3.65
  Exercised                        (7,500)               3.83                           (1,000)            4.50
  Expired                          (2,000)               3.50                          (30,500)            3.50
                                  -------                                              -------

 Outstanding, end of year         294,750               $3.62                          295,750            $3.52
                                  -------                                              -------


PNB FINANCIAL GROUP

NOTES CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 7.    Stockholders' Equity (Continued)

A further summary about options outstanding at December 31, 1996 is as follows:






                                                                  Weighted-
                                                                   Average
                                                                  Remaining
                                               Number            Contractual
Exercise Prices                             Outstanding              Life
--------------------------------------------------------------------------------

   3.50                                       283,250               7 years
   4.50                                         3,000               9
   7.00                                         6,000              10
   8.50                                         2,500              10
                                              -------

                                              294,750             7.3 years
                                              =======


The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. The Company has elected not to adopt FASB Statement No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement No. 123, the Company's net income and earnings per common and common equivalent share would have been reduced to the pro forma amounts indicated below:


                                                             1996             1995
----------------------------------------------------------------------------------------

 Net income                                As reported    $3,556,000       $2,041,000
                                           Pro forma       3,546,000        1,985,000

 Earnings per common and common
  equivalent share, primary and
  fully diluted                            As reported    $     1.57       $     0.91
                                           Pro forma            1.57             0.88


The proforma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted average assumptions for 1996 and 1995, respectively:
Expected volatility of 25.3% and 24.5%, risk-free interest 6.3% and 6.8%, expected life of 5 years and no expected dividends for all years. The estimated weighted average fair value of stock options granted in 1996 and 1995 was $3.68 and $1.27, respectively.

Preferred stock:

The Company has authorized 10,000,000 shares, no par value, preferred stock. No shares of preferred stock have been issued.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.    Stockholders' Equity (Continued)


Dividend restrictions:

The Company and the Bank are limited as to the amount of dividends which can be paid. Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the Comptroller of the Currency. Regardless of formal regulatory restrictions, the Company and the Bank may not pay dividends that would result in its capital levels being reduced below the minimum regulatory requirements (see Note 12).

Note 8.    Income Statement Information

Interest income and interest expense for the years ended December 31, 1996 and 1995 consists of the following:

                                                  1996              1995
-------------------------------------------------------------------------
Interest income:

 Interest and fees on loans (Note 3)       $ 13,015,000      $ 12,016,000
 Interest on investment securities              438,000           762,000
 Interest on federal funds sold                 493,000           128,000
 Interest on deposits in other banks             32,000                 -
                                           ------------------------------
                                           $ 13,978,000      $ 12,906,000
                                           ==============================

Interest expense:

 Demand                                    $  1,479,000      $  1,315,000
 Savings                                        116,000           154,000
 Time certificates of deposit of
  $100,000 or more                            1,100,000         1,003,000
 Other time deposits                          1,193,000           932,000
                                           ------------------------------
                                           $  3,888,000      $  3,404,000
                                           ==============================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8.    Income Statement Information (Continued)


Other expense:

Other expense for the years ended December 31, 1996 and 1995 consists of the following:


                                                  1996             1995
--------------------------------------------------------------------------
 Insurance                                 $    672,000     $    541,000
 Professional services                          472,000          452,000
 Legal                                          322,000          292,000
 Other real estate owned expense, net           400,000          246,000
 Supplies                                       212,000          171,000
 Business development expense                   122,000          126,000
 Auto                                            59,000           68,000
 Miscellaneous                                  334,000          270,000
                                        ----------------------------------
                                           $  2,593,000     $  2,166,000
                                        ==================================


In September 1996, Congress passed legislation which began the process of merging the bank (BIF) and savings and loans (SAIF) insurance funds into one fund. As a result of the legislation, all institutions that had SAIF deposits were required to pay a one time assessment for those deposits that brought up the SAIF fund to a level commensurate with the BIF fund. During 1996, the Bank paid approximately $307,000 for this special one time assessment which is included in insurance expense. This payment will reduce the Bank's future SAIF deposit insurance premiums.

Note 9.    Income Taxes

The provision (benefit) for income taxes consists of the following:

                                                  1996            1995
-------------------------------------------------------------------------
Current
  Federal                                  $    896,000      $  (98,000)
  State                                         505,000              -
 Deferred                                      (456,000)             -
                                        ---------------------------------
     TOTAL PROVISION (BENEFIT) FOR
      INCOME TAXES                         $    945,000      $  (98,000)
                                        =================================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.    Income Taxes (Continued)


The provision (benefit) for income taxes resulted in an effective tax rate different from the federal income tax statutory rate. The reasons for this difference are as follows:

                                                   1996             1995
---------------------------------------------------------------------------
Federal income tax computed at a
statutory rate of 35%                    $ 1,575,000               $ 680,000
State franchise tax, net of federal
income tax benefit                           278,000                 120,000
Change in valuation allowance               (890,000)               (801,000)
Other items                                  (18,000)                (97,000)
                                        --------------------------------------
     TOTAL PROVISION (BENEFIT) FOR
      INCOME TAXES                        $   945,000               $ (98,000)
                                        ======================================

Components of the Company's deferred tax assets and liabilities are as follows:


                                                  1996             1995
--------------------------------------------------------------------------

 Nonaccrual interest income                $  170,000              $ 270,000
 Indemnification reserve                      188,000                     -
 Mortgage loans held-for-sale                 281,000                 42,000
 State income taxes                           167,000                 10,000
 Loan loss reserve                                 -                 416,000
 Net operating loss carryforward                   -                 309,000
 Premises and equipment                            -                  64,000
 Other                                         92,000                 56,000
                                        ------------------------------------

     TOTAL DEFERRED TAX ASSETS                898,000              1,167,000

 Valuation allowance                               -                 890,000
                                        ------------------------------------

     NET DEFERRED TAX ASSETS                  898,000                277,000
                                        ------------------------------------
 Loan loss reserve                            (68,000)                    -
 Discount on loans                           (145,000)              (224,000)
 Other                                        (69,000)               (53,000)
 Premises and equipment                      (116,000)                    -
                                        -------------------------------------
     TOTAL DEFERRED TAX LIABILITIES          (398,000)              (277,000)
                                        -------------------------------------

     NET DEFERRED TAX ASSET INCLUDED IN
      OTHER ASSETS                         $  500,000              $       -
                                        =====================================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.    Income Taxes (Continued)


During 1996, management eliminated the valuation allowance on deferred tax assets as they believe it is more likely than not that the deductible temporary differences existing at December 31, 1996 will be realized. Management considered the Company's recent past and expected future performance in making the determination to eliminate the valuation allowance. If the Company is unable to generate the income necessary to recognize the deferred tax assets recorded, a valuation allowance will need to be provided in the future.

Note 10.   Segment Data, Mortgage Banking Operations


The Bank operates a residential mortgage division for the origination and sale of mortgage loans. The operations of this division are very sensitive to changes in the prevailing market rates of interest. Substantially all of the mortgage loans it originates are located in Los Angeles, Orange, San Bernardino and San Diego Counties and all loans are sold to institutional investors.
During the years ended December 31, 1996 and 1995, 35% and 63%, respectively, of loans sold were to one investor. The Bank does not maintain the servicing on the loans which it sells. The mortgage division operates both a wholesale and retail department. During 1996, approximately 90% of the loan volume was originated from the wholesale department, and approximately 56% of the mortgage loans originated were FHA-insured or VA-guaranteed loans. In addition, approximately 79% of the mortgage loan volume originated in 1996 were purchase money loans. All revenue earned by this division is from unaffiliated third parties.

Income from operations of the mortgage division was $2,725,000 and $1,123,000 for the years ended December 31, 1996 and 1995, respectively. Income from the mortgage division operations is calculated before income tax and allocation of corporate expenses such as administration, data processing, legal and accounting. Income from operations of the mortgage division does not include the interest income or expense associated with the funding and holding of mortgage loans be fore they are sold. Total assets related to the mortgage division, which include the inventory of mortgage loans held-for-sale as well as certain furniture and equipment were $66,253,000 and $44,430,000 as of December 31, 1996 and 1995, respectively. As of December 31, 1996, the Bank employed 196 people, of whom 118 were engaged in the mortgage division.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11.   Estimated Fair Value of Financial Instruments


In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," a summary of the estimated fair value of the Company's consolidated financial instruments as of December 31, 1996 and 1995 is presented below. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Statement No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                                                         1996                                             1995
                                      ---------------------------------------------------------------------------------------------
                                        Carrying Amount       Estimated Fair Value       Carrying Amount       Estimated Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         (In Thousands)
Assets
 Cash and due from banks            $          12,700     $              12,700      $           13,814    $            13,814
 Federal funds sold                             6,000                     6,000                   2,500                  2,500
 Securities available-for-sale                  7,381                     7,381                  10,626                 10,626
 Mortgage loans held-for-sale                  62,620                    62,979                  41,968                 42,271
 Loans                                        102,414                   102,381                 101,078                101,067
 Accrued interest receivable                      848                       848                     859                    859

Liabilities
 Savings and demand deposits                  125,864                   125,864                 114,871                114,871
 Time deposits                                 44,175                    44,147                  42,432                 42,439
 Borrowing on line of credit                   7,S000                     7,000                      --                     --
 Accrued interest payable                         205                       205                     246                    246

Gain (Loss) on Off-Balance
 Sheet Financial Instruments:
  Mandatory forward commitments                    --                       270                      --                   (200)
  Mortgage loan commitments                        --                      (172)                     --                    230
  Interest rate swap                               --                        61                      --                     --
  Portfolio loan commitments                       --                      (122)                     --                    (96)


The fair value of cash and due from banks, federal funds sold, accrued interest receivable and payable, and borrowings on the line of credit, approximate their carrying amounts. The fair value of securities available-for-sale and mortgage loans held-for-sale are based on quoted market prices when such quotes are available. In the absence of quoted market prices, securities are priced based on prices obtained from certain brokers. These brokers estimate the fair value based upon quoted prices for similar securities. There can be no assurance that the prices estimated for such securities can be realized upon ultimate sale.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11.   Estimated Fair Value of Financial Instruments (Continued)


For variable rate loans that reprice frequently, and that have experienced no significant change in credit risk, fair values are based on carrying values. At December 31, 1996 and 1995, variable rate loans comprised approximately 79% and 80%, respectively, of the loan portfolio. Fair values for all other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the repricing date are not expected to be significant. Loans not held-for-sale are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

Fair values disclosed for demand deposits equal their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation. This calculation uses interest rates currently being offered on certificates with similar maturities. Early withdrawals of fixed rate certificates of deposit are not expected to be significant.

The fair value of mortgage loan commitments is estimated by taking into account the rates being demanded on mortgage loans without the value of servicing.

The fair value of portfolio loan commitments is based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparty credit standings.

The fair value of the interest rate swap at December 31, 1996, is estimated based on the present value of the payments currently being received over the swaps contractual life. Changes in the interest rate will have a significant effect on the swaps fair value.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current fair value estimates may differ significantly from amounts presented herein.

Interest rate risk:

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, fair value of the Bank's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Bank. Management attempts to match maturities of rate sensitive assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to repay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of rate sensitive assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

Note 12.   Condensed Financial Information - Parent Company Only

A condensed summary of financial information of PNB Financial Group (parent company only) is as follows:


CONDENSED BALANCE SHEETS

ASSETS                                                                1996              1995
------------------------------------------------------------------------------------------------

Cash                                                           $    338,000       $     772,000
Loans, net                                                        1,879,000           1,015,000
Investment in subsidiary                                         16,778,000          13,407,000
Other assets                                                         75,000              36,000
                                                               ---------------------------------
     TOTAL ASSETS                                              $ 19,070,000       $  15,230,000
                                                               =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------
Liabilities                                                    $    387,000       $       2,200
Stockholders' equity                                             18,683,000          15,228,000
                                                               ---------------------------------
     TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY               $ 19,070,000       $  15,230,000
                                                               =================================

CONDENSED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------

Revenues                                                      $     469,000              132,000
Expenses                                                            263,000              173,000
                                                              ----------------------------------
     Income (loss) before equity in net
      net income of subsidiary                                      206,000              (41,000)

Equity in net income of subsidiary                                3,350,000            2,082,000
                                                               ---------------------------------
     NET INCOME                                                $  3,556,000      $     2,041,000
                                                               =================================
CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------
Net income                                                     $  3,556,000      $     2,041,000
Equity of net (income) loss of subsidiary                        (3,350,000)          (2,082,000)
Other                                                               346,000              157,000
                                                               ---------------------------------
Cash flows from operating activities                                552,000              116,000
Cash flows from investing activities                               (864,000)             460,000
Cash flows from financing activities                               (122,000)               5,000
                                                               ---------------------------------
     NET INCREASE (DECREASE) IN CASH                               (434,000)             581,000

Cash at beginning of year                                           772,000              191,000
                                                               ---------------------------------
Cash at end of year                                            $   338,000       $       772,000
                                                               =================================

There were no dividends paid from the Bank to the Company during the years ended December 31, 1996 and 1995. In January 1997, the Bank paid a $500,000 dividend to the Company.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13.  Disclosure of Cash Flow Information

Supplemental cash flow information and disclosure of noncash activity for the years ended December 31 is as follows:

                                                                         1996             1995
--------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
  Interest paid                                                    $   3,929,000       $   3,353,000
                                                                   =================================

  Income taxes paid (refunds), net                                 $   1,282,000       $     (13,000)
                                                                   =================================

 Supplemental Disclosure of  Noncash Investing Activites
  Real estate acquired in settlement of loans                      $   7,343,000      $    2,763,000
                                                                   =================================


  Loans to facilitate sale of other real estate owned              $   2,423,000     $     3,266,000
                                                                   =================================

Note 14.   Regulatory Matters


Bank regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. At December 31, 1996 and 1995, their required reserves were $3,521,000 and $2,569,000, respectively. These amounts are included in cash and due from banks.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve qualitative measures of the Company and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 1996, the Company and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that management believes have changed the institution's category.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 14.   Regulatory Matters (Continued)

The Company's and the Bank's actual capital amounts and ratios, along with the minimum capital amounts and ratios for both capital adequacy purposes and to be well capitalized under prompt corrective action provisions, are presented in the following tables. All amounts are in thousands.

The Bank:

                                                                                                            To Be Well
                                                                                                          Capitalized Under
                                                                                  For Capital             Prompt Corrective
                                                         Actual                 Adequacy Purposes         Action Provisions
                                                  -----------------------------------------------------------------------------
                                                    Amount       Ratio           Amount      Ratio         Amount       Ratio
-------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996

Total Capital (to Risk Weighted Assets)             $18,025      13.3%           $10,868       8.0%         $13,589      10.0%

Tier I Capital (to Risk  Weighted Assets)           $16,327      12.0%           $ 5,434       4.0%         $ 8,151       6.0%

Tier I Capital (to Average Assets)                  $16,327       8.8%           $ 7,461       4.0%         $ 9,326       5.0%

As of December 31, 1995

Total Capital (to Risk Weighted Assets)             $14,280      11.7%           $ 9,787       8.0%         $12,233      10.0%

Tier I Capital (to Risk Weighted Assets)            $12,751      10.4%           $ 4,893       4.0%         $ 7,340       6.0%

Tier I Capital (to Average Assets)                  $12,751       7.7%           $ 6,628       4.0%         $ 8,285       5.0%

The Company:

                                                                                                            To Be Well
                                                                                                          Capitalized Under
                                                                                  For Capital             Prompt Corrective
                                                         Actual                 Adequacy Purposes         Action Provisions
                                                  -----------------------------------------------------------------------------
                                                    Amount       Ratio           Amount      Ratio         Amount       Ratio
-------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996

Total Capital (to Risk Weighted Assets)             $20,463      14.9%           $10,986      8.0%         $13,733      10.0%

Tier I Capital (to Risk Weighted Assets)            $18,746      13.7%           $ 5,493      4.0%         $ 8,240       6.0%

Tier I Capital (to Average Assets)                  $18,746      10.0%           $ 7,553      4.0%         $ 9,441       5.0%

As of December 31, 1995

Total Capital (to Risk Weighted Assets)             $16,866      13.4%           $ 9,946      8.0%         $ 1,243      10.0%

Tier I Capital (to Risk Weighted Assets)            $15,312      12.3%           $ 4,973      4.0%         $ 7,460       6.0%

Tier I Capital (to Average Assets)                  $15,312       9.1%           $ 6,701      4.0%         $ 8,376       5.0%

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
  FINANCIAL DISCLOSURES
  ---------------------

  None


                                   PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
---------------------------------------------------------------------

  As of December 31, 1996, the board of directors of the Company consists of five (5) members, all of whose terms expire at the next annual meeting of shareholders. Executive officers of the Company serve at the pleasure of the board of directors. The following table sets forth certain information concerning the directors and executive officers of the Company.


                                Position in PNB       Served
                                Financial Group       Since    Age
                            -----------------------   ------   ---

  Allen C. Barbieri         Director/President/CEO      1994    38
  Martin T. Hart            Director                    1990    61
  Doug L. Heller            Chief Financial Officer     1990    39
  G. Mitchell Morris        Director                    1996    76
  Jon A. Salquist           Director                    1995    52
  Bernard E. Schneider      Director/Chairman           1991    51


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

  G. Mitchell Morris is retired and a private investor.
  ------------------

  Jon A. Salquist is an active private investor.  He holds a Masters Degree from
  ---------------
  Stanford University.

  Bernard E. Schneider is a partner and an attorney with the international law
  --------------------
  firm of McDermott, Will and Emery. Mr. Schneider has served as Chairman of the Board of the Company and the Bank since 1995.

Item 10.  EXECUTIVE COMPENSATION
--------------------------------

The total compensation paid or accrued by the Company and the Company's subsidiaries for the years ended December 31, 1996, 1995 and 1994, to the Company's Chief Executive Officer ("CEO") and the four most highly compensated executive officers ("Named Executive Officers") are presented below in the summary compensation table.

                          SUMMARY COMPENSATION TABLE
                          --------------------------


                                                                                Other Annual
Name (1)                        Year            Salary            Bonus           Comp.(2)         Options
---                             ----          --------           -------          ------           -------
Allen C. Barbieri               1996          $146,833          $120,000          $1,292                 0
                                1995           131,000            35,000           1,493                 0
                                1994           131,000                 0             298            50,000

Doug L. Heller                  1996           128,333            60,000             864                 0
                                1995           120,000            20,000             808                 0
                                1994           120,000                 0           3,676            13,750

Allan Gibson                    1996           120,000            32,500           1,780                 0
                                1995           120,000            10,000           1,831                 0
                                1994           120,000                 0           3,161            10,000

Gregory M. Savino               1996           114,000            35,000             284             3,000
                                1995           114,000            10,000             536                 0
                                1994           114,000                 0           4,995                 0

Herb Reynolds                   1996           125,812            12,500           1,492                 0
                                1995           125,812             5,000           1,391                 0
                                1994           129,058                 0           6,147                 0




(1) Allen C. Barbieri    President and Chief Executive Officer of Pacific
                          National Bank and the Company
    Doug L. Heller       Executive Vice President and Chief Financial Officer
                          of Pacific National Bank, Chief Financial Officer of the Company
    Allan Gibson         Executive Vice President and Chief Operating Officer of
                          Pacific National Bank
    Gregory M. Savino    Executive Vice President and Senior Loan and Credit
                          Officer of Pacific National Bank
    Herb Reynolds        Executive Vice President

(2)  Automobile allowance and other fringe benefits.


The Company has no stock appreciation rights ("SARs"), restricted stock awards or LTIP payouts. The following table sets forth the number of stock options/SARs granted in 1996 for the named executive officers:

                     Options/SAR Grants in Last Fiscal Year
                     --------------------------------------

                              Number of           Percent of Total Options/   Exercise or
                        Securities Underlying          SARs Granted to         Base Price    Expiration
                       Options/SARs Granted (#)   Employees in Fiscal Year     ($/Share)        Date
                       ------------------------   -------------------------   ------------   ----------

Allen C. Barbieri                           0/0                         N/A           N/A           N/A
Doug L. Heller                              0/0                         N/A           N/A           N/A
Allan Gibson                                0/0                         N/A           N/A           N/A
Gregory M. Savino                       3,000/0                     35%/N/A     $7.0/0N/A   7/24/06/N/A
Herb Reynolds                               0/0                         N/A           N/A           N/A


The following table sets forth the number of unexercised stock options, along with the value of unexercised in-the-money options as of December 31, 1996 for the named executive officers. For the purpose of calculating the value of unexercised in-the-money options, the fair market value of the Company's stock was estimated at $11.50 per share based upon the price paid for the Company's stock as reported by Mitchell Securities.

    Aggregate Options/SARs Exercised in Last Fiscal Year and Fiscal Year End
    ------------------------------------------------------------------------
                               Options/SAR Values
                               ------------------



                        Shares                Number of Unexercised    Value of Unexercised
                       Acquired                      Options           in-the-money options
                          on                       at FY-End(#)            at FY-End($)
                       Exercise     Value          Exercisable/            Exercisable/
Name                      (#)      Realized       Unexerciseable          Unexerciseable
--------------------   --------    --------   ----------------------   ---------------------
Allen C. Barbieri        N/A         N/A              50,000/0              $400,000/0
Doug L. Heller           N/A         N/A              20,000/0               160,000/0
Allan Gibson             N/A         N/A              10,000/0                80,000/0
Gregory M. Savino        N/A         N/A              10,000/0                70,000/0
Herb Reynolds            N/A         N/A               1,250/0                10,000/0


On April 1, 1994, the Bank entered into an employment agreement with Allen Barbieri which set forth the terms and conditions under which Mr. Barbieri would be employed by the Bank. Other than a termination clause, this agreement is consistent with all normal employment policies of the Bank. The agreement sets forth that Mr. Barbieri's initial term of employment shall be for two years and shall be extended by the board for additional successive terms of one year. The board may terminate Mr. Barbieri's employment for cause without any additional compensation at any time during the term of the agreement. If Mr. Barbieri's employment is terminated by the Bank without cause, or if the Bank gives written notice to Mr. Barbieri of its intention not to renew for a successive term, then the Bank will pay Mr. Barbieri his annual salary.

The Company compensates its outside directors for their participation in board of directors meetings along with other committee meetings. The amount for each committee is based upon several factors including an estimation of the time devoted to the preparation of each meeting and the length of time at each meeting. Due to the extra time devoted, the chairman of each committee is compensated double the normal committee fee. The schedule below sets forth the compensation which each outside director was paid during 1996 for his participation in each committee meeting along with the frequency of each committee meeting.


Committee                                   Company     Fee    Frequency
---------------------------------------   -----------   ----   ---------

Board of Directors                        Holding Co.   $  0   Quarterly
Board of Directors                        Bank           350   Monthly
Audit Committee                           Bank           250   Monthly
Loan Committee                            Bank           150   Weekly
Asset Liability Committee                 Bank           100   Monthly
Community Reinvestment Act Committee      Bank           150   As needed
Compensation Committee                    Bank           125   As needed


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of December 31, 1996, information with respect to the securities holdings of all persons which the Registrant has reason to believe may be deemed the beneficial owners of more than 5% of the

Registrant's outstanding Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of common stock outstanding. Also set forth in the table is the beneficial ownership of all shares of the Registrant's outstanding stock, as of such date, of all directors and named executive officers, individually, and all directors and executive officers as a group. Certain common stock listed in the table below relates to an option to purchase shares of common stock owned by Mr. Terry Giles pursuant to an option agreement ("Giles Option Agreement"), which is more fully disclosed below:


Name and Address                    Amount and Nature                     % of
Beneficial Owner                 of Beneficial Ownership               Ownership
------------------------         ------------------------              ---------

Allen C. Barbieri                       179,916 (1)                       8.10%
9 Carnelian
Irvine, CA 92714

Allan Gibson                             13,000 (2)                          *
4704 East Hastings
Orange, CA 92667

Terry M. Giles                        1,203,009 (3)                      53.93%
16092 Via Cuesta Verde
Rancho Santa Fe, CA 92067

Martin T. Hart                          424,722 (4)                      19.57%
875 Race Street
Denver, CO 80206

Doug L. Heller                           49,191 (5)                       2.25%
14 Estrella
Irvine, CA 92714

G. Mitchell Morris                      251,912 (6)                      11.60%
4277 Park Terrace Drive
Salt Lake City, UT 84124

Herb Reynolds                             1,250 (7)                          *
213 Louise Drive
Placentia, CA 92870

Jon A. Salquist                         293,731 (8)                      13.53%
2725 N. W. Circle A Drive
Portland, OR 97229

Gregory M. Savino                        14,080 (9)                          *
28461 Rancho De Juana
Laguna Niguel, CA 92656

Bernard E. Schneider                    40,400 (10)                       1.83%
326 Emerald Bay
Laguna Beach, CA 92651



Name and Address                             Amount and Nature         % of
Beneficial Owner                          of Beneficial Ownership    Ownership
----------------                          -----------------------    ---------
James Schuler                                  396,762 (11)            18.28%
828 Fort Street Mall
Honolulu, Hawaii 96813

All Directors and Executive Officers         1,268,202 (12)            56.06%
as a Group (9 Persons)


    (1) Includes options to purchase 79,467 shares of common stock of the Company pursuant to the Giles Option Agreement and options to purchase 50,000 shares of the Company stock pursuant to the Company's stock option plan, which are exercisable within 60 days.

    (2) Includes options to purchase 10,000 shares of common stock of the Company pursuant to the Company's stock option plan, which are exercisable within 60 days.

    (3) Includes options to purchase 60,000 shares of common stock of the Company, pursuant to the Company's stock option plan which are exercisable within 60 days. 1,192,006 of Mr. Giles' common stock is subject to an option agreement which is more fully described below.

    (4) Includes options to purchase 333,762 shares of common stock of the Company pursuant to the Giles Option Agreement, which are exercisable within 60 days.

    (5) Includes options to purchase 21,191 shares of common stock of the Company pursuant to the Giles Option Agreement and options to purcahse 20,000 shares of the Company stock pursuant to the Company's stock option plan.

    (6) Includes options to purchase 211,912 shares of common stock of the Company pursuant to the Giles Option Agreement.

    (7) Includes options to purchase 1,250 shares of common stock of the Company pursuant to the Company's stock option plan.

    (8) Includes options to purchase 211,912 shares of common stock of the Company pursuant to the Giles Option Agreement.

    (9) Includes options to purchase 10,000 shares of common stock of the Company pursuant to the Company's stock option plan.

   (10) Includes options to purchase 40,000 shares of common stock of the Company pursuant to the Company's stock option plan.

   (11) Includes options to purchase 333,762 shares of common stock of the Company pursuant to the Giles Option Agreement.

   (12) Includes options to purchase 858,244 shares of common stock of the Company pursuant to the Giles Option Agreement and options to purchase 91,250 shares of the Company stock pursuant to the Company's stock option plan.

    *   Less than 1%

  In February, 1995, Mr. Giles sold 225,000 common shares and granted an option to purchase an additional 1,192,006 common shares to a group of six individuals. This was an arms length transaction at prices negotiated and determined to be fair market value. The group of six, which includes the
  following directors of the Company and the Bank:   Mr. Barbieri, Mr. Heller,
  Mr. Hart, Mr. Salquist, and Mr. Morris would control over 70% of the outstanding shares of the Company if the option is exercised. On October 17, 1995, the Federal Reserve approved the Company's change of control application which was applied for as a result of this option. During May, 1996, certain provisions of the stock option agreement were amended. The amended stock option agreement states that during the option term, the optionee shall have
  voting rights to the optioned shares.   The option is exercisable until
  September 1, 1997 and payable by September 30, 1997. In the event that the Company or the Bank has entered into a definitive letter of intent or agreement involving a sale of assets or stock, merger or other business combination requiring regulatory approval, the payment for such exercise may be delayed until December 31, 1997. The Company believes that the optionees will exercise their options before the option period expires.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

  Certain directors of the Company directly, and through the companies with which they are associated, are customers of, and have banking transactions with, the Bank in the ordinary course of its business. These director related loans, made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons. Such loans did not involve more than the normal risk of collectibility or present other unfavorable features to the Bank. As of December 31, 1996 the loans outstanding to officers, directors and affiliates were 26.6% of the Company's total stockholders' equity and 4.8% of the Company's total loan portfolio.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


   No.                                Exhibit                              Page
  ----                --------------------------------------------         ----

   3.1                Restated Articles of Incorporation (1)                 *
   3.2                Bylaws of the Company (2)                              *
   3.3                Amended Articles of Incorporation (3)                  *
     4                Section Eight of the By-laws of the Company (2)        *
  10.1                1985 Incentive Stock Option Plan (4)                   *
  10.2                1985 Amended Non Qualified Stock Option Plan (5)       *
  10.3                1995 Incentive Stock Option Plan (6)                   *
    11                Computation of Earnings Per Share                     72
    21                Subsidiaries of the Company                           73
  23.1                Consent of McGladrey & Pullen, LLP                    74
    27                Financial Data Schedule                               75


*Not Applicable

(1) Filed as Exhibit 3.1 to registrant's 1989 Annual Report on Form 10-K, which is incorporated herein by reference.
(2) Filed as Exhibit 6, to Registrant's Registration Statement on Form S-14 (File No. 2-78580), which exhibits are incorporated herein by reference.

(3) Filed as Exhibit 3.3 to Registrant's 1990 Annual Report on Form 10-K, which is incorporated herein by reference.
(4) Filed on Form S-8 on April 5, 1989, which is incorporated herein by reference.
(5) Files on Form S-8 on December 16, 1996, File # 333-17997, which is incorporated herein by reference.
(6) Filed on Form S-8 on December 16, 1996, File #333-17999, which is incorporated herein by reference.

Reports on Form 8-K.
-------------------

During the last quarter of 1996, the Company filed no reports on form 8-K.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 1997.

PNB FINANCIAL GROUP
(Registrant)



BY: /s/ BERNARD E. SCHNEIDER
    -----------------------
BERNARD E. SCHNEIDER
Chairman of the Board

In accordance with the Security Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                       Title                          Date
---------                       -----                          ----



/s/ ALLEN C. BARBIERI           President and Director         March 28, 1997
--------------------------
ALLEN C. BARBIERI



/s/ DOUG L. HELLER              Chief Financial Officer        March 28, 1997
--------------------------
DOUG L. HELLER



/s/ MARTIN T. HART              Director                       March 28, 1997
--------------------------
MARTIN T. HART



/s/ G. MITCHELL MORRIS          Director                       March 28, 1997
--------------------------
G. MITCHELL MORRIS



/s/ JON A. SALQUIST             Director                       March 28, 1997
--------------------------
JON A. SALQUIST

                                   EXHIBIT 11

                       PNB FINANCIAL GROUP AND SUBSIDIARY

                       COMPUTATION OF EARNINGS PER SHARE


PRIMARY EARNINGS                                                    1996           1995
----------------                                                  ----------    ----------

Net income applicable to common stock                             $3,556,000    $2,041,000
                                                                  ==========    ==========

Shares
     Weighted average number of common stock outstanding           2,169,337     2,223,574

     Assuming exercise of options at average year prices
          reduced by the number of shares which could have
          been purchased with the proceeds plus related tax
          benefit for nonqualified options                            94,034        46,017
                                                                  ----------    ----------

     Primary weighted average common and common
          stock equivalents                                        2,263,371     2,269,591
                                                                  ==========    ==========

     Primary earnings per share                                   $     1.57    $     0.91*
                                                                  ==========    ==========


ASSUMING FULL DILUTION
----------------------

Net income applicable to common stock                             $3,556,000    $2,041,000
                                                                  ==========    ==========

Shares
     Weighted average number of common stock outstanding           2,169,337     2,231,115

     Assuming exercise of options at end of year prices
          reduced by the number of shares which could have
          been purchased with the proceeds plus related tax
          benefit for nonqualified options                           102,086        46,485
                                                                  ----------    ----------

 Fully diluted weighted average common and common
          stock equivalents                                        2,271,423     2,277,600
                                                                  ==========    ==========

  Fully diluted earnings per share                                $     1.57    $     0.91*
                                                                  ==========    ==========


  * Difference of $0.01 due to rounding of quarterly amounts.

                                 EXHIBIT NO. 22

                          SUBSIDIARIES OF THE COMPANY


                      SUBSIDIARIES OF PNB FINANCIAL GROUP
                      -----------------------------------



  At December 31, 1996, the only subsidiary of PNB Financial Group was Pacific National Bank.

                                  EXHIBIT 23.1



                       CONSENT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors
PNB Financial Group
Newport Beach, CA

We hereby consent to the incorporation of our report dated January 22, 1997, included in this form 10KSB in the previously filed Registration Statements dated December 16, 1996. (Commission file Numbers 333-17997 and 333-17999)



McGladrey & Pullen, LLP



Anaheim, California
March 27, 1997