Form 10QSB
period 1997-03-31
PNB FINANCIAL GROUP
filed 1997-05-07
CIK 704693

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------
                                  Form 10-QSB
(Mark One)

X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934
             For the transition period from __________ to ________

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

      The number of shares of Registrant's common stock outstanding at May 7, 1997 was 2,192,283.


                    THIS REPORT INCLUDES A TOTAL OF 15 PAGES

                              PNB FINANCIAL GROUP
                               Index To Form 10-QSB
                      For the quarter ended March 31, 1997


                                                                 PAGE
                                                                 NUMBER
                                                                 ------
PART I FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

                Condensed Consolidated Balance Sheets
                (unaudited) - March 31, 1997 and
                December 31, 1996                                   3


                Condensed Consolidated Statements of Income
                (unaudited) - Three Months ended
                March 31, 1997 and 1996                             4


                Consolidated Statements of Cash Flows
                (unaudited) - Three Months ended
                March 31, 1997 and 1996                             5


                Notes to Condensed Consolidated Financial
                Statements                                          6


       ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations    7-13



PART II  OTHER INFORMATION

       ITEM 1.  Legal Proceedings.                                 14

       ITEM 2.  Changes in Securities.                             14

       ITEM 3.  Defaults upon Senior Securities.                   14

       ITEM 4.  Submission of Matters to a Vote of
                Security Holders.                                  14

       ITEM 5.  Other Information.                                 14

       ITEM 6.  Exhibits and Reports on Form 8-KSB.                14

                Signatures of Registrants.                         15

                              PNB FINANCIAL GROUP

                     Condensed Consolidated Balance Sheets

                                  (unaudited)

                                                                            March 31, 1997    December 31, 1996
                                                                            --------------    -----------------
Assets
------

Cash and due from banks                                                       $ 17,240,000         $ 12,700,000
Investment securities                                                            7,254,000            7,381,000
Federal funds sold                                                                     -0-            6,000,000
Mortgage loans held for sale                                                    51,511,000           62,620,000

Loans                                                                          104,060,000          104,226,000
  Less allowance for loan losses                                                (1,721,000)          (1,812,000)
                                                                              ------------         ------------

           Net loans                                                           102,339,000          102,414,000

Premises and equipment, net                                                      1,061,000            1,150,000
Other real estate owned                                                          4,590,000            3,483,000
Other assets                                                                     2,709,000            2,450,000
                                                                              ------------         ------------

           Total assets                                                       $186,704,000         $198,198,000
                                                                              ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits                                                                      $163,907,000         $170,039,000
Short term borrowings                                                                  -0-            7,000,000
Other liabilities                                                                3,180,000            2,476,000
                                                                              ------------         ------------

           Total liabilities                                                    67,087,000          179,515,000
                                                                              ------------         ------------

Shareholders' equity:

   Common stock, no par value, 20,000,000
   shares authorized; 2,172,283 and 2,170,783
   shares issued and outstanding at
   March 31, 1997 and December 31, 1996                                         16,018,000           16,012,000
   Retained earnings                                                             3,673,000            2,734,000
   Net unrealized loss on investment securities available for sale                 (74,000)             (63,000)
                                                                              ------------         ------------

           Total shareholders' equity                                           19,617,000           18,683,000
                                                                              ------------         ------------

           Total liabilities and shareholders' equity                         $186,704,000         $198,198,000
                                                                              ============         ============


                            See accompanying notes

                              PNB FINANCIAL GROUP
                  Condensed Consolidated Statements of Income
                   Three Months Ended March 31, 1997 and 1996
                                  (unaudited)

                                                                 1997         1996
                                                              ----------   ----------
Interest income:
    Loans, including fees                                     $3,419,000   $3,054,000
    Investment securities                                        103,000      109,000
    Federal funds sold                                           100,000       78,000
                                                              ----------   ----------

    Total interest income                                      3,622,000    3,241,000

Interest expense                                                 914,000      923,000
                                                              ----------   ----------

    Net interest income                                        2,708,000    2,318,000

Provision for loan losses                                         75,000      300,000
                                                              ----------   ----------

    Net interest income after provision for loan losses        2,633,000    2,018,000
                                                              ----------   ----------

Other income:
    Income from mortgage banking operations                    3,135,000    2,330,000
    Service charges, fees and other                              202,000      159,000
    Gain on sale of SBA loans                                    169,000       92,000
                                                              ----------   ----------
    Total other income                                         3,506,000    2,581,000
                                                              ----------   ----------

Other expenses:
    Mortgage banking operations                                2,238,000    1,724,000
    Salaries & employee benefits                               1,111,000      954,000
    Occupancy                                                    374,000      409,000
    Other                                                        797,000      814,000
                                                              ----------   ----------

    Total other expense                                        4,520,000    3,901,000
                                                              ----------   ----------

Income before income taxes                                     1,619,000      698,000

Provision for income taxes                                       680,000          -0-
                                                              ----------   ----------

Net income                                                    $  939,000   $  698,000
                                                              ==========   ==========

Earnings per common and common equivalent share,
primary and fully diluted                                     $      .41   $      .30
                                                              ==========   ==========

Weighted average number of shares for computing
primary and fully diluted earnings per share computation       2,308,671    2,301,192

                             See accompanying notes

                              PNB FINANCIAL GROUP
                  Condensed Consolidated Statements of Cash Flow
                   Three Months Ended March 31, 1997 and 1996
                                  (unaudited)

                                                                      1997            1996
                                                                  ------------    -----------

Net Cash provided by (used in) operating activities:              $ 13,052,000    $  (300,000)
                                                                  ------------    -----------

Cash flows from investing activities:
    Net change in loans                                             (1,368,000)       320,000
    Net change in investment securities                                109,000      2,606,000
    Other                                                              224,000        143,000
                                                                  ------------    -----------
         Net cash provided by (used in) investing activities        (1,035,000)     3,069,000
                                                                  ------------    -----------

Cash flows from financing activities:
    Net change in deposits                                          (6,132,000)     3,470,000
    Net change in short-term borrowings                             (7,351,000)             -
    Net change in common stock                                           6,000       (143,000)
                                                                  ------------    -----------
         Net cash provided by (used in) financing activities       (13,477,000)     3,327,000
                                                                  ------------    -----------

Net increase (decrease) in cash and cash equivalents                (1,460,000)     6,096,000

Cash and cash equivalents at beginning of period                    18,700,000     16,313,000
                                                                  ------------    -----------

Cash and cash equivalents at end of period                        $ 17,240,000    $22,409,000
                                                                  ============    ===========




                             See accompanying notes

                              PNB FINANCIAL GROUP
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                  (unaudited)

1. Basis of Presentation
   ---------------------

   The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiary, Pacific National Bank (the "Bank"), (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of Management, necessary to present fairly the consolidated financial position of the Company at March 31, 1997, and the consolidated statements of income and statements of cash flows for the three month periods ended March 31, 1997 and March 31, 1996. Results for the three months ended March 31, 1997 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

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

4. Impact of Recently Issued Accounting Standards - Earnings Per Share
   -------------------------------------------------------------------

   The FASB has issued a statement No. 128 "Earnings Per Share" ("EPS") which becomes effective for periods ending after December 15,1997. This statement requires restatement of all prior period EPS data presented. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of and diluted EPS on the face of the income statement for all entities with complex capital structures.

   Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. The Company's proforma basic and diluted EPS for the three month period ending March 31, 1997 is $ .43 and $ .41, respectively.

                              PNB FINANCIAL GROUP
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 March 31, 1997


Item 2.
-------

Summary
-------

   The Company reported net income of $939,000 or $ .41 per share for the three months ended March 31, 1997 compared to a net income of $698,000 or $ .30 per share for the same period in 1996. The increase in earnings was primarily a result of a significant decrease in nonperforming assets which resulted in an increase in the net interest margin and a decrease in the provision for loan losses. In addition, the Bank's residential mortgage division reported improved earnings due to an increase in the volume of residential mortgage loans funded and sold. The increase in pretax earnings were partially offset with an increase in the provision for income taxes.

   As of March 31, 1997, the Company had total assets of $186.7 million, total loans of $104.1 million, and total deposits of $163.9 million, as compared to total assets of $198.2 million, total loans of $104.2 million, and total deposits of $170.0 million as of December 31, 1996. Average deposits for the first quarter of 1997 were $161.2 million as compared to an average deposit level of $147.2 million during the first quarter of 1996. The increase in deposits was primarily due to an increase in the deposits of the Bank's escrow and title customers and the utilization of brokered deposits. As of March 31, 1997, the Bank had $5.1 million of brokered deposits which it is utilizing in place of more expensive borrowings to partially fund its mortgage loans held for sale. The reduction of total assets as of March 31, 1997 compared to December 31, 1996 was a result of reduced mortgage loans held for sale, which was due to the unusually large amount of mortgage loan fundings at year-end.

   The following section sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities, and shareholders' equity for the three month period ended March 31, 1997 as compared to the same period in 1996. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                March 31, 1997

                                   Unaudited


                                                                     1997               1996
                                                                 -------------      ------------
      Cash and due from banks                                    $  11,749,000      $ 11,190,000
      Investment securities                                          7,350,000         8,392,000
      Federal funds sold                                             7,928,000         6,093,000
      Mortgage loans held for sale                                  48,963,000        35,689,000

      Loans                                                        103,212,000       100,864,000
         Less allowance for loan losses                             (1,850,000)       (2,723,000)
                                                                 -------------      ------------

               Net loans                                           101,362,000        98,141,000

      Premises and equipment, net                                    1,102,000         1,302,000
      Other real estate owned                                        3,997,000         2,497,000
      Other assets                                                   2,372,000         2,066,000
                                                                 -------------      ------------

               Total assets                                      $ 184,823,000      $165,370,000
                                                                 =============      ============

Liabilities and Shareholders' Equity
------------------------------------

      Deposits:
        Noninterest-bearing                                      $  65,054,000      $ 53,691,000
        Interest-bearing                                            96,165,000        93,551,000
      Short-term borrowings                                          1,919,000           475,000
      Other liabilities                                              2,314,000         2,048,000
                                                                 -------------      ------------

               Total liabilities                                   165,452,000       149,765,000
                                                                 -------------      ------------

Shareholders' equity:
        Capital stock                                               16,019,000        15,988,000
        Retained earnings (deficit)                                  3,413,000          (302,000)
        Net unrealized loss on investment securities
         available for sale                                            (61,000)          (81,000)
                                                                 -------------      ------------
               Total shareholders' equity                           19,371,000        15,605,000
                                                                 -------------      ------------

      Total liabilities and shareholders' equity                 $ 184,823,000      $165,370,000
                                                                 =============      ============

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                March 31, 1997


Capital Resources
-----------------

   The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of March 31, 1997 are set forth below.

                   CAPITAL REQUIREMENTS AS OF March 31, 1997

                                             Pacific       PNB
                             Regulatory     National    Financial
                            Requirements      Bank        Group
                            -------------   ---------   ----------
Leverage Capital Ratio               4.0%        9.5%        10.7%

Risk Based Capital:
   Tier 1 Capital                    4.0%       13.4%        15.1%
   Total Capital                     8.0%       14.6%        16.3%

Liquidity
---------

   Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances, short-term loan portfolio, cash dividends from its subsidiary bank, as well as its ability to raise capital by selling additional shares of common stock. During the first quarter of 1997, in order to fund a new loan, the Bank Holding Company received a $500,000 cash dividend from its subsidiary bank. As of March 31, 1997, the Bank Holding Company has cash balances of approximately $450,000. These liquid assets, along with cash generated from its loan portfolio, as well as any additional cash dividend from the Bank, will support its 1997 operating requirements. In April 1997, the Board of Directors ("Board") authorized management to purchase back up to $1.0 million of the Company's common stock at a maximum price established by the Board. The Board believes that the Company's stock is a good investment that should benefit all shareholders. Due to the limited supply of the Company's stock, management does not anticipate the full utilization of the $1.0 million.

   Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, securities available for sale and a portion of mortgage loans held for sale. The Bank's portfolio loan-to-deposit ratio at March 31, 1997 was 62.1% as compared to 61.7% at March 31, 1996 and 60% as of December 31, 1996. The Bank's residential mortgage division utilizes the Bank's funding sources to fund its mortgage loans held for sale. Management can slow down or speed up the shipping and sale of these loans, and manages the balance of the mortgage loans held for sale to match its funds available. In this way, management maximizes the yield on its liquid assets. Due to the fluctuations in funding and sale of mortgage loans, along with changes in the deposit balances of the Bank, the matching of liquid assets and mortgage loans held for sale is not always achieved. At certain times during the year,

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                March 31, 1997


the Bank utilizes its back up borrowing relationships to help fund the mortgage loans held for sale. This situation occurred at December 31, 1996. These back up sources include an unsecured line of credit with one of its' correspondent bank, a line of credit with the Federal Home Loan Bank, borrowings against the Bank's securities available for sale, and the use of brokered deposits.

   A large portion of the Bank's deposits consist of deposits maintained by escrow companies and, to a lesser degree, title insurance companies. At March 31, 1996 and December 31,1996, escrow and title insurance companies' deposits totaled approximately $26.0 million or 16.1% of total deposits and $28.2 million or 16.6% of total deposits, respectively. This compared to escrow and title insurance deposits of approximately $30.5 million or 18.5% of total deposits at March 31, 1997. The Bank's policy is to maintain these deposits at a level not to exceed 25% of total deposits. The Bank monitors the deposit levels of this group closely. During the past two years, no escrow or title insurance customers accounts for over 3% of the Bank's total deposits.

                   Results of Operations for the Three Months
                    Ended March 31, 1997 and March 31, 1996
                    ---------------------------------------

Total interest and loan fee income
----------------------------------

   Total interest and loan fee income increased $381,000 (11.8%) between the periods presented primarily due to the significant increase in the average balance of mortgage loans held for sale and, to a lesser degree, its' portfolio loans. The increase in the average balance of mortgage loans held for sale is due to the increased activity in the Bank's residential mortgage loan department and to management's efforts to increase profitability by increasing the holding period of these loans. During the first quarter of 1997, the Bank funded $219 million of mortgage loans compared to the first quarter of 1996 during which the Bank funded mortgage loans totaling $169 million.

   The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

                                       Change in interest income due to:

                                                         Volume        Rate        Total
                                                       ----------   ----------   ----------
Loans                                                   $ 54,000     $(17,000)    $ 37,000
Mortgage loans held for sale                             252,000       36,000      288,000
Investment securities                                    (14,000)       8,000       (6,000)
Federal funds sold                                        23,000            -       23,000
                                                        --------     --------     --------

     Total                                              $315,000     $ 27,000     $342,000
                                                        ========     ========     --------

Change in loan fees                                                                 39,000
                                                                                  --------

     Total change in interest and loan fee income                                 $381,000
                                                                                  ========

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                March 31, 1997

Total interest expense
----------------------

   Total interest expense decreased $9,000 (1.0%) between the periods presented primarily due to a decrease in the rate of time deposits which was partially offset with an increase in the volume of all interest bearing deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended March 31, 1997 as compared to the corresponding period ended March 31, 1996.

                                          Change in interest expense due to:

                                           Volume         Rate         Total
                                         -----------   -----------   ---------

Interest-bearing demand deposit          $    2,000    $       -     $  2,000
Time deposits                                11,000       (49,000)    (38,000)
Savings deposits                             10,000        (5,000)      5,000
Short-term borrowings                        14,000         8,000      22,000
                                         ----------    ----------    --------

 Total                                   $   37,000    $  (46,000)   $ (9,000)
                                         ==========    ==========    ========

Allowance for loan losses
-------------------------

  An analysis of the allowance for loan losses is summarized as follows:

                                                                            Three Months Ended March 31
                                                                            ---------------------------
                                                                                  1997          1996
                                                                              ----------    ----------
Balance at beginning of period                                                $1,812,000    $2,658,000
                                                                              ----------    ----------

Charge-offs                                                                     (268,000)     (813,000)
Recoveries                                                                       102,000        31,000
                                                                              ----------    ----------

   Net charge-offs                                                              (166,000)     (782,000)
                                                                              ----------    ----------

Contribution to allowance for loan losses                                         75,000       300,000
                                                                              ----------    ----------

Balance at end of period                                                      $1,721,000    $2,176,000
                                                                              ==========    ==========

Allowance as a percentage of total loans                                            1.7%          2.2%

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                March 31, 1997

   The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of March 31, 1997 and 1996 as well as December 31, 1996.

                                                                  March 31, 1997    Dec. 31, 1996    March 31, 1996
                                                                  --------------    -------------    --------------
   Loans accounted for on a nonaccrual basis                        $2,386,000        $3,220,000       $ 9,173,000

   Accruing loans contractually past due 90 days or more               410,000           277,000         1,059,000

   Total classified loans                                            5,535,000         6,087,000        15,200,000

   Other real estate owned                                           4,590,000         3,483,000         3,213,000

   Troubled debt restructurings and classified loans)                4,114,000         4,108,000         3,532,000

   The Company's contribution to the provision for loan losses was $75,000 for the first three months of 1997 compared to $300,000 during the same period in 1996. The reduced provision is a result of the significant reduction of classified and nonaccrual loans. Classified loans decreased $9.7 million (64%) from March 31, 1996 to March 31, 1997, while non accrual loans have decreased $6.8 million (74%) over the same period. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and Management's analysis of current market conditions.

Other Income
------------

   Other income increased $925,000 (36%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage operation. During the first three months of 1997, gross revenue from the mortgage operation was $3,135,000 compared to $2,330,000 in the corresponding period in 1996. The increase in the mortgage divisions gross revenue resulted in the division posting a pretax income, before administration allocation, of $891,000 during the first quarter of 1997, compared to $603,000 during the same period in 1996. The increase in net income of this department is primarily due to the higher volume of loans funded and sold along with a lower provision for indemnification reserve. The increase in other income was partially due to an increase in the gain on sale of SBA loans which was due to a higher volume of loan sales.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                March 31, 1997

Other Expenses
--------------

   Other expenses increased $619,000 (15.9%) between the periods presented. The Company's other expenses increased $105,000 (4.8%) while the Bank's residential mortgage division's expenses increased $514,000 (29.8%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries and benefits and commissions. The increase in the Company's other expenses of $105,000 was primarily due to an increase in salaries and employee benefits and REO expenses. These increases were partially offset with decreases in occupancy expenses, insurance, legal and other professional services.

Provision for Income Taxes
--------------------------

   During the first quarter of 1996, the Company did not record any income tax expense based upon the utilization of a portion of its available net deferred tax assets which had not been recognized in previous periods. These deferred tax assets included Federal and State net operating loss carryforwards. As all of the available deferred tax assets were recorded by the Company through December 31, 1996, the Company will be recording tax expense of approximately 42% from this date forward, Accordingly, during the first quarter of 1997, the Company recorded a provision of 42%.

Cash and Cash Equivalents
-------------------------

   As of March 31, 1997, cash and cash equivalents decreased $1.5 million from December 31, 1996 balances primarily due to a decrease in deposits and short-term borrowing of credit of $6.1 million and $7.4 million, respectively, which was mostly offset by a decrease in mortgage loans held for sale of $11.1 million.

                          Part II - Other Information
                          ---------------------------

                                 March 31, 1997


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

Item 2.  Changes in Securities.
-------  ----------------------

Not applicable.

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

   On April 15, 1997, by Written Action of Less than Unanimous Consent of the Shareholders, a majority of the shareholders of PNB Financial Group voted to increase the number of option shares available under the Company's 1995 Incentive Stock Option Plan from 50,000 shares of common stock no par value, to 200,000 shares of common stock. The purpose of this action was to enhance the ability of the Company and its subsidiary, Pacific National Bank to attract and retain officers and other key employees and to provide such personnel with additional incentives to advance the interest of the Company and its shareholders.

Item 5.  Other Information.
-------  ------------------

Item 6.  Exhibits and Reports on Form 8-KSB.
-------  ----------------------------------

  (a)  Exhibits Filed - none required.
       --------------

  (b) Reports on Form 8-KSB.  During the first quarter of 1997, the Company did
      ---------------------
      not file a report on Form 8-KSB.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


PNB Financial Group



Date: May 2, 1997           By: /s/ ALLEN C. BARBIERI
      ------------          ----------------------------------
                            Allen C. Barbieri
                            President and Chief Executive Officer



Date: May 5, 1997           By: /s/ DOUG L. HELLER
      ------------          ---------------------------------
                            Doug L. Heller
                            Chief Financial Officer