Form 10QSB
period 1997-06-30
PNB FINANCIAL GROUP
filed 1997-08-05
CIK 704693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------
                                  Form 10-QSB
(Mark One)

 X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES ACT OF 1934
            For the transition period from __________ to ___________

                          Commission file No. 2-78580
                          ---------------------------

                             PNB FINANCIAL GROUP
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


            California                                 95-3847640
   ---------------------------          -----------------------------------
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

 The number of shares of Registrant's common stock outstanding at August 4, 1997 was 2,214,783.


                    THIS REPORT INCLUDES A TOTAL OF 20 PAGES

================================================================================

                              PNB FINANCIAL GROUP
                              Index To Form 10-QSB
                      For the quarter ended June 30, 1997


PART I  FINANCIAL INFORMATION                                           PAGE
                                                                      NUMBER
                                                                      ------
 ITEM 1.     Financial Statement

             Condensed Consolidated Balance Sheets (unaudited) -          3
             June 30, 1997 and December 31, 1996

             Condensed Consolidated Statements of Income                  4
             (unaudited) - Six Months ended June 30, 1997 and 1996

             Condensed Consolidated Statements of Income                  5
             (unaudited) - Three Months ended June 30, 1997 and 1996

             Consolidated Statements of Cash Flows (unaudited) - Six      6
             Months ended June 30, 1997 and 1996

             Notes to Condensed Consolidated Financial Statements         7

 ITEM 2.     Management's Discussion and Analysis of Financial         8-18
             Condition and Results of Operations


PART II  OTHER INFORMATION

 ITEM 1.     Legal Proceedings                                           19

 ITEM 2.     Changes in Securities                                       19

 ITEM 3.     Defaults upon Senior Securities                             19

 ITEM 4.     Submission of Matters to a Vote of Securities Holders       19

 ITEM 5.     Other Information                                           19

 ITEM 6.     Exhibits and Reports on Form 8-KSB                          19

             Signatures of Registrants                                   20


                              PNB FINANCIAL GROUP
                     Condensed Consolidated Balance Sheets
                                 June 30, 1997
                                  (unaudited)

                                                                        June 30, 1997    December 31, 1996
                                                                        --------------   ------------------
Assets
------

Cash and due from banks                                                  $ 13,406,000         $ 12,700,000
Investment securities                                                       7,216,000            7,381,000
Federal funds sold                                                          8,000,000            6,000,000
Mortgage loans held for sale                                               63,988,000           62,620,000

Loans                                                                     107,359,000          104,226,000
  Less allowance for possible loan losses                                  (1,751,000)          (1,812,000)
                                                                         ------------         ------------

           Net loans                                                      105,608,000          102,414,000

Premises and equipment, net                                                 1,035,000            1,150,000
Other real estate owned                                                     3,184,000            3,483,000
Other assets                                                                2,728,000            2,450,000
                                                                         ------------         ------------

           Total assets                                                  $205,165,000         $198,198,000
                                                                         ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits                                                                 $181,019,000         $170,039,000
Short term borrowings                                                         328,000            7,000,000
Other liabilities                                                           2,729,000            2,476,000
                                                                         ------------         ------------

           Total liabilities                                              184,076,000          179,515,000

Shareholders' equity:

   Common stock, no par value, 20,000,000
   shares authorized; 2,211,783 and 2,170,783
   shares issued and outstanding at
   June 30, 1997 and December 31, 1996                                     16,298,000           16,012,000
   Retained earnings                                                        4,829,000            2,734,000
   Net unrealized loss on investment securities available for sale            (38,000)             (63,000)
                                                                         ------------         ------------

           Total shareholders' equity                                      21,089,000           18,683,000
                                                                         ------------         ------------

           Total liabilities and shareholders' equity                    $205,165,000         $198,198,000
                                                                         ============         ============



                            See accompanying notes

                              PNB FINANCIAL GROUP
                  Condensed Consolidated Statements of Income
                    Six Months Ended June 30, 1997 and 1996
                                  (unaudited)

                                                                              1997         1996
                                                                           ----------   ----------
Interest income:
   Loans, including fees                                                   $7,188,000   $6,392,000
   Investment securities                                                      209,000      222,000
   Federal funds sold                                                         151,000      116,000
                                                                           ----------   ----------
   Total interest income                                                    7,548,000    6,730,000

Interest expense                                                            1,833,000    1,915,000
                                                                           ----------   ----------

   Net interest income                                                      5,715,000    4,815,000

Provision for possible loan losses                                            195,000      600,000
                                                                           ----------   ----------

   Net interest income after provision for possible loan losses             5,520,000    4,215,000

Other income:
   Income from mortgage banking operations                                  6,658,000    5,397,000
   Service charges, fees and other                                            561,000      405,000
   Gain on sale of SBA loans                                                  286,000      321,000
                                                                           ----------   ----------
   Total other income                                                       7,505,000    6,123,000

Other expenses:
   Mortgage banking operations                                              4,783,000    3,998,000
   Salaries & employee benefits                                             2,240,000    1,980,000
   Occupancy                                                                  716,000      802,000
   Other                                                                    1,709,000    1,581,000
                                                                           ----------   ----------

   Total other expense                                                      9,448,000    8,361,000

Income before income taxes                                                  3,577,000    1,977,000

Provision for income taxes                                                  1,483,000      227,000
                                                                           ----------   ----------

Net income                                                                 $2,094,000   $1,750,000
                                                                           ==========   ==========

Earnings per common and common equivalent share
         Primary                                                           $      .91   $      .76
                                                                           ==========   ==========
         Fully diluted                                                     $      .90   $      .76
                                                                           ==========   ==========

Weighted average number of shares for computing per share computation
         Primary                                                            2,301,099    2,318,404
         Fully diluted                                                      2,326,667    2,318,404

                             See accompanying notes

                              PNB FINANCIAL GROUP
                  Condensed Consolidated Statements of Income
                   Three Months Ended June 30, 1997 and 1996
                                  (unaudited)

                                                                              1997         1996
                                                                           ----------   ----------
Interest income:
   Loans, including fees                                                   $3,769,000   $3,338,000
   Investment securities                                                      106,000      113,000
   Federal funds sold                                                          51,000       38,000
                                                                           ----------   ----------

   Total interest income                                                    3,926,000    3,489,000

Interest expense                                                              919,000      992,000
                                                                           ----------   ----------

   Net interest income                                                      3,007,000    2,497,000

Provision for possible loan losses                                            120,000      300,000
                                                                           ----------   ----------

   Net interest income after provision for possible loan losses             2,887,000    2,197,000

Other income:
   Income from mortgage banking operations                                  3,523,000    3,067,000
   Service charges, fees and other                                            359,000      281,000
   Gain on sale of SBA loans                                                  117,000      194,000
                                                                           ----------   ----------

   Total other income                                                       3,999,000    3,542,000

Other expenses:
   Mortgage banking operations                                              2,545,000    2,274,000
   Salaries & employee benefits                                             1,129,000    1,026,000
   Occupancy                                                                  342,000      393,000
   Other                                                                      912,000      767,000
                                                                           ----------   ----------

   Total other expense                                                      4,928,000    4,460,000

Income before income taxes                                                  1,958,000    1,279,000

Provision for income taxes                                                    803,000      227,000
                                                                           ----------   ----------

Net income                                                                 $1,155,000   $1,052,000
                                                                           ==========   ==========

Earnings per common and common equivalent share
   Primary                                                                 $      .50   $      .46
                                                                           ==========   ==========
   Fully diluted                                                           $      .49   $      .46
                                                                           ==========   ==========

Weighted average number of shares for computing per share computation
   Primary                                                                  2,322,812    2,311,006
   Fully diluted                                                            2,362,335    2,311,006

                             See accompanying notes

                              PNB FINANCIAL GROUP
                Condensed Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 1997 and 1996
                                  (unaudited)

                                                                     1997           1996
                                                                 -----------    -----------

Net cash provided by (used in) operating activities              $ 1,595,000    $(8,387,000)
                                                                 -----------    -----------

Cash flows from investing activities:
   Net change in loans                                            (5,308,000)     1,439,000
   Net change in investment securities                               130,000      1,952,000
   Other                                                          (2,203,000)       464,000
                                                                 -----------    -----------
        Net cash provided by (used in) investing activities       (2,975,000)     3,855,000
                                                                 -----------    -----------

Cash flows from financing activities:
   Net change in deposits                                         10,988,000     16,581,000
   Net change in short term borrowings                            (7,023,000)       795,000
   Net change in common stock                                        128,000       (144,000)
                                                                 -----------    -----------
        Net cash provided by financing activities                  4,085,000     17,232,000
                                                                 -----------    -----------

Net increase in cash and cash equivalents                          2,705,000     12,700,000

Cash and cash equivalents at beginning of period                  18,701,000     16,313,000
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $21,406,000    $29,013,000
                                                                 ===========    ===========




                             See accompanying notes

                              PNB FINANCIAL GROUP
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1997
                                  (unaudited)

   1. Basis of Presentation
      ---------------------

      The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiary, Pacific National Bank (the "Bank"), (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of Management, necessary to present fairly the consolidated financial position of the Company at June 30, 1997, and the consolidated results of operations and statements of cash flows for the six and three month periods ended June 30, 1997 and June 30, 1996. Results for the six and three months ended June 30, 1997 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

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

   4. Impact of Recently Issued Accounting Standards - Earnings Per Share
      -------------------------------------------------------------------

      The FAST has issued a statement No. 128 "Earnings Per Share" ("EPS") which becomes effective for periods ending after December 15, 1997. This statement requires restatement of all prior period EPS data presented. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of and diluted EPS on the fact of the income statement for all entities with complex capital structures.

      Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. The Company's proforma basic and diluted EPS for the six and three month period ending June 30, 1997 is $.96 and $.90, and $.53 and $.49, respectively.

                              PNB FINANCIAL GROUP
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1997


   Item 2.
   -------

   Summary
   -------

      The Company reported net income of $2,094,000 or $ .90 per fully diluted share, for the six months ended June 30, 1997 compared to a net income of $1,750,000 or $ .76 per fully diluted share, for the same period in 1996. The increase in earnings was a result of several items including a significant decrease in nonperforming assets which resulted in an increase in the net interest margin and a decrease in the provision for loan losses. In addition, the Bank's residential mortgage division reported improved earnings due to an increase in the volume of residential mortgage loans funded and sold. As a result of these items, the Company reported a $1,600,000 (81%) increase in income before income taxes. This increase was substantially offset with an increase in the provision for income taxes. The increase in the provision for income taxes was the result of the utilization of a net deferred tax asset during the six months ended June 30, 1996. This utilization reduced the Company's provision for income taxes to 11.5% of pretax income during the six months ended June 30, 1996, compared to 41% during the same period in 1997.

      As of June 30, 1997, the Company had total assets of $205.2 million, total loans of $107.4 million, and total deposits of $181.0 million, as compared to total assets of $198.2 million, total loans of $104.2 million, and total deposits of $170.0 million as of December 31, 1996. Average deposits for the first six months of 1997 were $168.2 million as compared to an average deposit level of $153.9 million during the first six months of 1996. The increase in deposits was primarily due to an increase in the deposits of the Bank's escrow and title customers and the utilization of brokered deposits. As of June 30, 1997, the Bank had $9.5 million of brokered deposits which it is utilizing in place of more expensive borrowings to partially fund its mortgage loans held for sale.

      The following section sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities, and shareholders' equity for the six month period ended June 30, 1997 as compared to the same period in 1996. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1997

                                                                                  1997            1996
                                                                             -------------   -------------
Assets
------

   Cash and due from banks                                                   $ 12,277,000    $ 11,239,000
   Investment securities                                                        7,314,000       8,392,000
   Federal funds sold                                                           5,909,000       4,569,000
   Mortgage loans held for sale                                                54,235,000      44,121,000

   Loans                                                                      103,941,000     101,109,000
      Less allowance for loan losses                                           (1,785,000)     (2,480,000)
                                                                             ------------    ------------
               Net loans                                                      102,156,000      98,629,000
   Premises and equipment, net                                                  1,083,000       1,279,000
   Other real estate owned                                                      3,896,000       2,643,000
   Other assets                                                                 2,411,000       2,169,000
                                                                             ------------    ------------
               Total assets                                                  $189,281,000    $173,041,000
                                                                             ============    ============
   Liabilities and Shareholders' Equity
   ------------------------------------

   Deposits:
      Noninterest-bearing                                                    $ 68,874,000    $ 55,814,000
      Interest-bearing                                                         95,815,000      98,111,000
   Short-term borrowings                                                        2,243,000         974,000
   Other liabilities                                                            2,361,000       2,127,000
                                                                             ------------    ------------
                  Total liabilities                                           169,293,000     157,026,000
                                                                             ------------    ------------
   Shareholders' equity:
      Capital stock                                                            16,086,000      16,013,000
      Retained earnings                                                         3,957,000         133,000
      Net unrealized loss on investment securities available for sale             (55,000)       (131,000)
                                                                             ------------    ------------
                  Total shareholders' equity                                   19,988,000      16,015,000
                                                                             ------------    ------------
Total liabilities and shareholders' equity                                   $189,281,000    $173,041,000
                                                                             ============    ============

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1997


Capital Resources
-----------------

      The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of June 30, 1997 are set forth below.

                    CAPITAL REQUIREMENTS AS OF JUNE 30, 1997

                                                Pacific           PNB
                                Regulatory     National     Financial
                               Requirements        Bank         Group
                               -------------   ---------   ----------
   Leverage Capital Ratio            4.0%          9.6%        10.9%

   Risk Based Capital:
      Tier 1 Capital                 4.0%         13.6%        15.3%
      Total Capital                  8.0%         14.8%        16.5%

      As of June 30, 1997, the Company and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action, as well as under the FDIC's deposit insurance assessment risk ratings. Accordingly, the Company's Board of Directors believes the Company has excess capital which could be better utilized to increase earnings and shareholder value.

      The Board has investigated numerous strategic opportunities to deploy this excess capital and, on July 31, 1997, the Board authorized the Company to invest a maximum of $2.5 million, up to a maximum 5% of the outstanding voting shares, in a newly formed company called Westlake Mortgage, Inc. ("Westlake"). The Board believes that this investment will increase the Company's earnings and shareholder value and that the benefits of the investment outweighs the inherent risks associated with a start-up business.

      Westlake will be a corporation which will elect to be subject to income tax as a real estate investment trust ("REIT"). A REIT is allowed to pass through its earnings to its shareholders without those earnings being subject to corporate income taxes. This REIT will specialize in the purchase and management of mortgage loans and mortgage-backed securities on single family and multifamily real estate properties throughout the United States.
   Westlake will be structured to generate earnings from net interest margin, the spread between the interest rate it receives on its assets, and the interest rate it pays on its liabilities. Westlake wishes to raise between forty and fifty million dollars of equity capital before year end 1997. The capital will be used along with borrowings (primarily under reverse repurchase agreements) to purchase adjustable rate mortgage assets. To minimize its interest rate risk, Westlake will utilize various hedging techniques to match the interest rate structure of its liabilities to that of its assets.

      The Company and two other individuals have been involved in Westlake's formation. These two individuals have significant experience and expertise in the purchase and management of mortgage loans and will become executive officers of Westlake. Due to his expertise, Mr. Barbieri, the CEO and President of the Company and the Bank, will be an officer and board member of Westlake. In addition, two members of the Board of Directors of the Company will also be on the Board of Directors of Westlake. The Company believes that this affiliation is necessary to oversee its investment in the new company. In addition, it is

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1997

   anticipated that the Bank will initially perform and be compensated for certain services, such as accounting and data processing for Westlake.

      The Bank and Westlake will also work together to design new mortgage products with terms and pricing that meet the needs of Westlake's portfolio, and can be offered by the Bank through its extensive network of mortgage brokers as "portfolio products". The Bank does not currently offer any portfolio products and management believes that this could greatly enhance the mortgage division's product line.

      The Company's investment in Westlake will be partially funded with a dividend of approximately $1.5 million from the Bank to the Bank Holding Company. The Bank's proforma capital ratios as of June 30, 1997, after this proposed dividend would be as follows:

                                                        Pro-Forma
                                               June 30, 1997 Capital Ratios
                                               ----------------------------
      Leverage Capital                                   8.9%

      Risk Based Capital:
          Tier 1 Capital                                12.5%
          Total Capital                                 13.7%


      With the proforma capital ratios as of June 30, 1997, the Bank would still be considered well capitalized under the regulatory framework for prompt corrective action as well as the FDIC's deposit insurance assessment ratings.

   Liquidity
   ---------

      Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances, short-term loan portfolio, cash dividends from its subsidiary bank, as well as its ability to raise capital by selling additional shares of common stock. During the first quarter of 1997, in order to fund a new loan, the Bank Holding Company received a $500,000 cash dividend from its subsidiary bank. As of June 30, 1997, the Bank Holding Company has cash balances of approximately $450,000. These liquid assets, along with cash generated from its loan portfolio, as well as any additional cash dividend from the Bank, will support its 1997 operating requirements. In April 1997, the Board of Directors ("Board") authorized management to purchase back up to $1.0 million of the Company's common stock at a maximum price established by the Board. The Board believes that the Company's stock is a good investment that should benefit all shareholders. Due to the limited supply of the Company's stock, management does not anticipate the full utilization of the $1.0 million.

      Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, securities available for sale and a portion of mortgage loans held

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1997

   for sale. The Bank's portfolio loan-to-deposit ratio (excluding residential mortgage loans held for sale) at June 30, 1997 was 59.3% as compared to 61.2% at June 30, 1996 and 60.0% as of December 31, 1996. The Bank's residential mortgage division utilizes the Bank's funding sources to fund its mortgage loans held for sale. Management can slow down or speed up the shipping and sale of these loans, and manages the balance of the mortgage loans held for sale to match its funds available. In this way, management maximizes the yield on its liquid assets. Due to the fluctuations in funding and sale of mortgage loans, along with changes in the deposit balances of the Bank, the matching of liquid assets and mortgage loans held for sale is not always achieved. At certain times during the year, the Bank utilizes its borrowing relationships to help fund the mortgage loans held for sale. These borrowing sources include an unsecured line of credit with one of its correspondent banks, a line of credit secured by a portion of its real estate loans with the Federal Home Loan Bank, borrowings against the Bank's securities, and the use of brokered deposits.

      A large portion of the Bank's deposits consist of deposits maintained by escrow companies and, to a lesser degree, title insurance companies. At June 30, 1997 and December 31, 1996, escrow and title insurance companies' deposits totaled approximately $32.5 million or 17.9% of total deposits and $28.2 million or 16.6% of total deposits, respectively. This compared to escrow and title insurance deposits of approximately $27.4 million or 16.4% of total deposits at June 30, 1996. The increase in these types of deposits are a result of the Bank's continual marketing effort along with an increase in real estate activity in Southern California. Management expects these deposits, along with others, to continue to increase in the third and fourth quarters of 1997. The Bank's policy is to maintain these deposits at a level not to exceed 25% of total deposits. The Bank monitors the deposit levels of this group closely. During the past two years, no single escrow or title insurance customer accounted for over 3% of the Bank's total deposits.

                    Results of Operations for the Six Months
                     Ended June 30, 1997 and June 30, 1996
                     -------------------------------------

   Total interest and loan fee income
   ----------------------------------

      Total interest and loan fee income increased $818,000 (12.2%) between the periods presented primarily due to the significant increase in the average balance of mortgage loans held for sale and, to a lesser degree, the increase in the average balance of its portfolio loans. The increase in the average balance of mortgage loans held for sale is due to the increased activity in the Bank's residential mortgage loan department and to management's efforts to increase profitability by increasing the holding period of these loans. During the first six months of 1997, the Bank funded $485 million of mortgage loans, compared to the first six months of 1996, during which the Bank funded mortgage loans totaling $390 million. The increase in total interest income was also due in part to the significant decrease in nonaccrual loans. This is reflected in the loan rate component of the table below. During the first six months ended June 30, 1997, nonaccrual loans averaged $2.5 million compared to average nonaccrual loans of $10.1 million during the same period in 1996. Although not as significant, the increase in interest income was also the result of a quarter of a point increase in the prime lending rate which occurred in March of 1997.

      The table below sets forth the Company's rate and volume analysis for interest-earning assets for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1997


   Change in interest income due to:

                                                            Volume       Rate        Total
                                                          ----------   ---------   ----------
   Loans                                                   $128,000     $202,000    $330,000
   Mortgage loans held for sale                             392,000       41,000     433,000
   Investment securities                                    (29,000)      17,000     (12,000)
   Federal funds sold                                        34,000        1,000      35,000
                                                           --------     --------    --------
        Total                                              $525,000     $261,000    $786,000
                                                           ========     ========    --------

   Change in loan fees                                                                32,000
                                                                                    --------

        Total change in interest and loan fee income                                $818,000
                                                                                    ========

   Total interest expense
   ----------------------

         Total interest expense decreased $82,000 (4.5%) between the periods presented primarily due to a decrease in the rate of time deposits which was partially offset with an increase in the volume of short term borrowings.
   The Bank has reduced its interest rates paid on time deposits and has used its short-term borrowings to fund its mortgage loans held for sale more often during the first six months of 1997 than the first six months of 1996. In order to attract new depositors and overall business relationships, the Bank is offering, for a limited period, a high rate personal money market account which should increase the interest bearing demand deposit interest expense
   during the third quarter of 1997.   Management expects to attract $5.0 to
   $10.0 million of deposits under this promotion. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the six months ended June 30, 1997 as compared to the corresponding period ended June 30, 1996.

                                         Change in interest expense due to:

                                         Volume        Rate        Total
                                        ---------   ----------   ---------

   Interest-bearing demand deposit      $(25,000)   $  (9,000)   $(34,000)
   Time deposits                           8,000     (101,000)    (93,000)
   Savings deposits                        4,000            -       4,000
   Short-term borrowings                  36,000        5,000      41,000
                                        --------    ---------    --------

           Total                        $ 23,000    $(105,000)   $(82,000)
                                        ========    =========    ========


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1997


   Allowance for loan losses
   -------------------------

          An analysis of the allowance for loan losses is summarized as follows:

                                                     Six Months Ended June 30
                                                     -------------------------
                                                        1997           1996
                                                     ----------    -----------
      Balance at beginning of period                 $1,812,000    $ 2,658,000
                                                     ----------    -----------

      Charge-offs                                      (467,000)    (1,119,000)
      Recoveries                                        211,000         36,000
                                                     ----------    -----------

           Net charge-offs                             (256,000)    (1,083,000)
                                                     ----------    -----------

      Contribution to allowance for loan losses         195,000        600,000
                                                     ----------    -----------

      Balance at end of period                       $1,751,000    $ 2,175,000
                                                     ==========    ===========

      Allowance as a percentage of total loans              1.6%           2.2%

            The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of June 30,1997 and 1996 as well as December 31, 1996.

                                                           June 30, 1997   Dec. 31, 1996   June 30, 1996
                                                           -------------   -------------   -------------
Loans accounted for on a nonaccrual basis                     $1,313,000      $3,220,000     $10,423,000
Accruing loans contractually past due 90 days or more            455,000         277,000         226,000
Total classified loans                                         5,885,000       6,087,000      14,848,000
Other real estate owned                                        3,184,000       3,483,000       2,372,000

Troubled debt restructurings                                   4,123,000       4,108,000       3,238,000


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1997


      The Company's contribution to the provision for loan losses was $195,000 for the first six months of 1997 compared to $600,000 during the same period in 1996. The reduced provision is a result of the significant reduction of classified and nonaccrual loans. Classified loans decreased $9.0 million (60%) from June 30, 1996 to June 30, 1997, while non accrual loans have decreased $9.1 million (87%) over the same period. In addition, the net charge off for the period was $256,000, or a 76% reduction from the net charge off during the same period in 1996. These reductions, along with a very strong outlook for the local economy have been the basis for a reduction of the loan loss reserve from 2.2% of total loans as of June 30, 1996 to 1.6% of total loans as of June 30, 1997. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and Management's analysis of current market conditions.

   Other Income
   ------------

      Other income increased $1,382,000 (22.6%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage operation. During the first six months of 1997, gross revenue from the mortgage operation was $6,658,000 compared to $5,397,000 in the corresponding period in 1996. The increase in the mortgage division's gross revenue resulted in the division posting a pretax income, before administration allocation, of $1,865,000 during the first six months of 1997, compared to $1,393,000 during the same period in 1996. The increase in net income of this department is primarily due to the higher volume of loans funded and sold along with a lower provision for indemnification reserve.
   The increase in service charges, fees and other, is primarily due to the gain on a sale of REO. The SBA Department posted lower revenue due to the timing of the sale of these loans. Management expects an increase in SBA loan sales during the third and fourth quarters.

   Other Expenses
   --------------

      Other expenses increased $1,087,000 (13%) between the periods presented. The Company's other expenses increased $302,000 (6.9%) while the Bank's residential mortgage division's expenses increased $785,000 (19.6%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries, employee benefits and commissions. The increase in the Company's other expenses of $302,000 was primarily due to an increase in salaries, employee benefits and REO expenses. These increases were partially offset with decreases in occupancy expenses, insurance, legal and other professional services.

   Provision for Income Taxes
   --------------------------

      During the first six months of 1996, the Company recorded a provision for income tax of 11.5% of pretax income. This amount was based upon the utilization of a portion of its available net deferred tax assets which had not been recognized in previous periods. These deferred tax assets included Federal and State net operating loss carryforwards. As all of the available deferred tax assets were recorded by the Company through December 31, 1996, the Company will be recording tax expense of approximately 41% from

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1997

   December 31, 1996 forward. Accordingly, during the first six months of 1997, the Company recorded a provision of approximately 41%.

   Cash and Cash Equivalents
   -------------------------

      As of June 30, 1997, cash and cash equivalents increased $2.7 million from December 31, 1996 balances primarily due to an increase in deposits, which was partially offset by a decrease in short term borrowings and an increase in loans.

                   Results of Operations for the Three Months
                     Ended June 30, 1997 and June 30, 1996
                     -------------------------------------

   Total interest and loan fee income
   ----------------------------------

      Total interest and loan fee income increased $437,000 (12.5%) between the periods presented primarily due to the significant decrease in the average balance of nonaccrual loans for the three months ended June 30 1997, compared to the same period in 1996 along with an increase in the average balance of mortgage loans held for sale and, to a lesser degree, its portfolio loans. During the three months ended June 30, 1997, nonaccrual loans averaged $2.1 million compared to an average balance of $11.9 million during the corresponding period in 1996. The increase in the average balance of mortgage loans held for sale is due to the increased activity in the Bank's residential mortgage loan department and to management's efforts to increase profitability by increasing the holding period of these loans.

      The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996.

                                            Change in interest income due to:

                                              Volume         Rate        Total
                                          --------------   ---------   ----------

   Loans                                      $  75,000     $219,000    $294,000
   Mortgage loans held for sale                 135,000       11,000     146,000
   Investment securities                       ( 16,000)       9,000      (7,000)
   Federal funds sold                            11,000        2,000      13,000
                                              ---------     --------    --------

        Total                                 $ 205,000     $241,000    $446,000
                                              =========     ========

   Change in loan fees                                                    (9,000)
                                                                        --------

        Total change in interest and loan fee income                    $437,000
                                                                        ========


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1997

Total interest expense
----------------------

     Total interest expense decreased $73,000 (1.0%) between the periods presented due to a decrease in the volume of interest bearing demand and time deposits along with a decrease in the rate of time deposits. These were partially offset with an increase in the volume of short term borrowings. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended June 30, 1997 as compared to the corresponding period ended June 30, 1997.


                                         Change in interest expense due to:

                                                        Volume         Rate         Total
                                                     -----------   -----------   ----------
 Interest-bearing demand deposits                     $  (34,000)   $   (4,000)    $(38,000)
 Time deposits                                           (29,000)      (27,000)     (56,000)
 Savings deposits                                          3,000             -        3,000
 Short-term borrowings                                    21,000        (3,000)      18,000
                                                      ----------    ----------     --------

    Total                                             $  (39,000)   $  (34,000)    $(73,000)
                                                      ==========    ==========     ========


 Allowance for possible loan losses
-----------------------------------

     An analysis of the allowance for possible loan losses is summarized as follows:

                                                              Three Months Ended June 30
                                                              --------------------------
                                                                  1997          1996
                                                               ----------    ----------
Balance at beginning of period                                 $1,721,000    $2,176,000
                                                               ----------    ----------
Charge-offs                                                      (199,000)     (305,000)
Recoveries                                                        109,000         4,000
                                                               ----------    ----------
   Net charge-offs                                                (90,000)     (301,000)
                                                               ----------    ----------
Contribution to allowance for possible loan losses                120,000       300,000
                                                               ----------    ----------
Balance at end of period                                       $1,751,000    $2,175,000
                                                               ==========    ==========
Allowance as a percentage of total loans                              1.6%          2.2%


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                                 June 30, 1997

   Other Income
   ------------

      Other income increased $457,000 (12.9%) between the periods presented.
   The increase was primarily due to higher revenue generated from the Bank's residential mortgage division. During the three months ended June 30,1997, gross revenue from the mortgage division was $3,523,000 compared to $3,067,000 in the corresponding period in 1996. The increase in the mortgage division's gross revenue resulted in the division posting a pretax income, before administration allocation, of $974,000 during the three months ended June 30, 1997, compared to $790,000 during the same period in 1996. The increase in net income of this department is primarily due to the higher volume of loans funded and sold along with a lower provision for indemnification reserve.

   Other Expenses
   --------------

      Other expenses increased $468,000 (10.5%) between the periods presented. The Company's other expenses increased $197,000 (9%) while the Bank's residential mortgage division's expenses increased $271,000 (11.9%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries, employee benefits and commissions. The increase in the Company's other expenses of $197,000 was primarily due to an increase in salaries, employee benefits and REO expenses. These increases were partially offset with decreases in occupancy expenses, insurance, legal and other professional services.

   Provision for Income Taxes
   --------------------------

      During the three months ended June 30, 1996, the Company recorded a provision for income tax of 17.7% of pretax income. This amount was based upon the utilization of a portion of its available net deferred tax assets which had not been recognized in previous periods. These deferred tax assets included Federal and State net operating loss carryforwards. As all of the available deferred tax assets were recorded by the Company through December 31, 1996, the Company will be recording tax expense of approximately 41% from December 31, 1996 forward. Accordingly, during the three months ended June 30, 1997, the Company recorded a provision of approximately 41%.

                          Part II - Other Information
                          ---------------------------

                                 June 30, 1997



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

       On November 30, 1997, the Bank's lease on its branch at 15615 Alton Parkway, Suite 100, Irvine expires. This branch had total loans of $4.4 million and total deposits of $11.2 million as of June 30, 1997. Management believes these customers can be serviced through its two other branches in Orange County and has elected not to renew its lease. The Company does not expect any material cost resulting from the branch closure and expects to save approximately $180,000 per annum in reduced occupancy and employee costs.

   Item 6.  Exhibits and Reports on Form 8-KSB.
   -------  ----------------------------------

      (a)   Exhibits Filed - none required.
            --------------

      (b)   Reports on Form 8-KSB.  During the second quarter of 1997, the
            ---------------------
   Company did not file a report on Form 8-KSB.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


   PNB Financial Group



   Date:                            By: /s/ ALLEN C. BARBIERI
        ------------                ----------------------------------
                                            Allen C. Barbieri
                                            President and C.E.O.



   Date:                            By: /s/ DOUG L. HELLER
        ------------                ---------------------------------
                                            Doug L. Heller
                                            Chief Financial Officer