Form 10QSB
period 1997-09-30
PNB FINANCIAL GROUP
filed 1997-11-05
CIK 704693

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------
                                  Form 10-QSB
 (Mark One)

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

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

 The number of shares of Registrant's common stock outstanding at October 20, 1997 was 2,266,280.


                    THIS REPORT INCLUDES A TOTAL OF 21 PAGES
================================================================================

                              PNB FINANCIAL GROUP
                              Index To Form 10-QSB
                    For the quarter ended September 30, 1997


PART I  FINANCIAL INFORMATION                                                     PAGE
                                                                                NUMBER
                                                                                ------
      ITEM 1.    Financial Statement

                 Condensed Consolidated Balance Sheets (unaudited) -               3
                 September 30, 1997 and December 31, 1996

                 Condensed Consolidated Statements of Income                       4
                 (unaudited) - Nine Months ended September 30, 1997 and 1996

                 Condensed Consolidated Statements of Income                       5
                 (unaudited) - Three Months ended September 30, 1997 and 1996

                 Consolidated Statements of Cash Flows (unaudited) - Nine          6
                 Months ended September 30, 1997 and 1996

                 Notes to Condensed Consolidated Financial Statements              7

      ITEM 2.    Management's Discussion and Analysis of Financial              8-19
                 Condition and Results of Operations

PART II  OTHER INFORMATION
      ITEM 1.    Legal Proceedings                                                20

      ITEM 2.    Changes in Securities                                            20

      ITEM 3.    Defaults upon Senior Securities                                  20

      ITEM 4.    Submission of Matters to a Vote of Securities Holders            20

      ITEM 5.    Other Information                                                20

      ITEM 6.    Exhibits and Reports on Form 8-KSB                               20

                 Signatures of Registrants                                        21

                              PNB FINANCIAL GROUP
                     Condensed Consolidated Balance Sheets
                               September 30, 1997
                                  (unaudited)

                                                                        September 30, 1997    December 31, 1996
                                                                        ------------------    -----------------
Assets
------

Cash and due from banks                                                       $ 19,369,000         $ 12,700,000
Investment securities                                                            7,000,000            7,381,000
Federal funds sold                                                                       -            6,000,000
Mortgage loans held for sale                                                    86,697,000           62,620,000

Loans                                                                          113,561,000          104,226,000
  Less allowance for possible loan losses                                       (2,405,000)          (1,812,000)
                                                                              ------------         ------------

           Net loans                                                           111,156,000          102,414,000

Premises and equipment, net                                                      1,007,000            1,150,000
Other real estate owned                                                            563,000            3,483,000
Other assets                                                                     3,728,000            2,450,000
                                                                              ------------         ------------

           Total assets                                                       $229,520,000         $198,198,000
                                                                              ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits                                                                      $197,882,000         $170,039,000
Short term borrowings                                                            6,000,000            7,000,000
Other liabilities                                                                3,095,000            2,476,000
                                                                              ------------         ------------

           Total liabilities                                                   206,977,000          179,515,000

Shareholders' equity:

   Common stock, no par value, 20,000,000
   shares authorized; 2,266,280 and 2,170,783
   shares issued and outstanding at
   September 30, 1997 and December 31, 1996                                     16,488,000           16,012,000
   Retained earnings                                                             6,063,000            2,734,000
   Net unrealized loss on investment securities available for sale                  (8,000)             (63,000)
                                                                              ------------         ------------

           Total shareholders' equity                                           22,543,000           18,683,000
                                                                              ------------         ------------

           Total liabilities and shareholders' equity                         $229,520,000         $198,198,000
                                                                              ============         ============

                            See accompanying notes

                              PNB FINANCIAL GROUP
                  Condensed Consolidated Statements of Income
                 Nine Months Ended September 30, 1997 and 1996
                                  (unaudited)

                                                                           1997             1996
                                                                       -----------       -----------
Interest income:
   Loans, including fees                                               $11,304,000       $ 9,623,000
   Investment securities                                                   316,000           331,000
   Federal funds sold                                                      204,000           342,000
   Deposits with banks                                                           -             3,000
                                                                       -----------       -----------
   Total interest income                                                11,824,000        10,299,000

Interest expense                                                         2,915,000         2,920,000
                                                                       -----------       -----------

   Net interest income                                                   8,909,000         7,379,000

Provision for possible loan losses                                         765,000           750,000
                                                                       -----------       -----------

   Net interest income after provision for possible loan losses          8,144,000         6,629,000

Other income:
   Income from mortgage banking operations                              10,437,000         8,363,000
   Service charges, fees and other                                       1,378,000         1,177,000
                                                                       -----------       -----------

   Total other income                                                   11,815,000         9,540,000

Other expenses:
   Mortgage banking operations                                           7,461,000         6,292,000
   Salaries & employee benefits                                          3,246,000         2,983,000
   Occupancy                                                             1,043,000         1,178,000
   Other                                                                 2,539,000         2,688,000
                                                                       -----------       -----------

   Total other expense                                                  14,289,000        13,141,000

Income before income taxes                                               5,670,000         3,028,000

Provision for income taxes                                               2,341,000           475,000
                                                                       -----------       -----------

Net income                                                             $ 3,329,000       $ 2,553,000
                                                                       ===========       ===========

Earnings per common and common equivalent share
   Primary                                                             $      1.42       $      1.11
                                                                       ===========       ===========
   Fully diluted                                                       $      1.41       $      1.11
                                                                       ===========       ===========

Weighted average number of shares for computing per share
 computation
   Primary                                                               2,342,753         2,324,199
   Fully diluted                                                         2,359,593         2,324,199

                            See accompanying notes

                              PNB FINANCIAL GROUP
                  Condensed Consolidated Statements of Income
                 Three Months Ended September 30, 1997 and 1996
                                  (unaudited)

                                                                              1997         1996
                                                                           ----------   ----------
Interest income:
   Loans, including fees                                                   $4,116,000   $3,231,000
   Investment securities                                                      107,000      109,000
   Federal funds sold                                                          53,000      226,000
   Deposits with banks                                                              -        3,000
                                                                           ----------   ----------

   Total interest income                                                    4,276,000    3,569,000

Interest expense                                                            1,082,000    1,005,000
                                                                           ----------   ----------

   Net interest income                                                      3,194,000    2,564,000

Provision for possible loan losses                                            570,000      150,000
                                                                           ----------   ----------

   Net interest income after provision for possible loan losses             2,624,000    2,414,000

Other income:
   Income from mortgage banking operations                                  3,779,000    2,966,000
   Service charges, fees and other                                            531,000      451,000
                                                                           ----------   ----------

   Total other income                                                       4,310,000    3,417,000

Other expenses:
   Mortgage banking operations                                              2,678,000    2,294,000
   Salaries & employee benefits                                             1,006,000    1,003,000
   Occupancy                                                                  327,000      376,000
   Other                                                                      830,000    1,107,000
                                                                           ----------   ----------

   Total other expense                                                      4,841,000    4,780,000

Income before income taxes                                                  2,093,000    1,051,000

Provision for income taxes                                                    858,000      248,000
                                                                           ----------   ----------

Net income                                                                 $1,235,000   $  803,000
                                                                           ==========   ==========

Earnings per common and common equivalent share
   Primary                                                                       $.52         $.35
                                                                           ==========   ==========
   Fully diluted                                                                 $.51         $.35
                                                                           ==========   ==========

Weighted average number of shares for computing per share computation
   Primary                                                                  2,396,777    2,319,484
   Fully diluted                                                            2,407,773    2,319,484

                            See accompanying notes

                              PNB FINANCIAL GROUP
                Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1997 and 1996
                                  (unaudited)

                                                                     1997            1996
                                                                 ------------    -----------

Net cash provided by (used in) operating activities              $(19,786,000)   $ 3,344,000

Cash flows from investing activities:
   Net change in loans                                            (11,474,000)       301,000
   Net change in investment securities                                389,000      3,105,000
   Other                                                            4,861,000        335,000
                                                                 ------------    -----------
        Net cash provided by (used in) investing activities        (6,224,000)     3,741,000
                                                                 ------------    -----------

Cash flows from financing activities:
   Net change in deposits                                          27,843,000      7,648,000
   Net change in short term borrowings                             (1,351,000)       353,000
   Net change in common stock                                         186,000       (133,000)
                                                                 ------------    -----------
        Net cash provided by financing activities                  26,678,000      7,868,000
                                                                 ------------    -----------

Net increase in cash and cash equivalents                             668,000     14,953,000

Cash and cash equivalents at beginning of period                   18,701,000     16,313,000
                                                                 ------------    -----------

Cash and cash equivalents at end of period                       $ 19,369,000    $31,266,000
                                                                 ============    ===========




                            See accompanying notes

                              PNB FINANCIAL GROUP
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                  (unaudited)

1. Basis of Presentation
   ---------------------

      The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiary, Pacific National Bank (the "Bank"), (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of Management, necessary to present fairly the consolidated financial position of the Company at September 30, 1997, and the consolidated results of operations and statements of cash flows for the nine and three month periods ended September 30, 1997 and September 30, 1996. Results for the nine and three months ended September 30, 1997 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

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

4. Impact of Recently Issued Accounting Standards
   ----------------------------------------------

      The FASB has issued a statement No. 128 "Earnings Per Share" ("EPS") which becomes effective for periods ending after December 15, 1997. This statement requires restatement of all prior period EPS data presented. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

      Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. The Company's proforma basic and diluted EPS for the nine and three month periods ending September 30, 1997 is $1.52 and $1.41 and $.56 and $.51, respectively.

      In addition to the above newly issued accounting standards, the FASB issued in the first six months of 1997, SFAS statement No. 129, "Disclosure of Information about Capital Structure", SFAS statement No. 130, "Reporting Comprehensive Income", and SFAS statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". These statements will be effective for the Company for its year beginning January 1, 1998. Management has not yet completed its analysis to determine the impact implementation of SFAS No. 129, 130, and 131 will have on the Company's financial statements.

                              PNB FINANCIAL GROUP
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                               September 30, 1997


Item 2.
-------

Summary
-------

      The Company reported net income of $3,329,000 or $1.41 per fully diluted share, for the nine months ended September 30, 1997 compared to a net income of $2,553,000 or $1.11 per fully diluted share, for the same period in 1996. The increase in earnings was a result of several items including a significant decrease in nonperforming assets which, together with an 11% increase in the average assets resulted in a 21% increase in the Company's net interest margin. In addition, the Bank's residential mortgage division reported improved earnings due to an increase in the volume of residential mortgage loans funded and sold. As a result of these items, the Company reported a $2,642,000 (87%) increase in income before income taxes. This improvement was substantially offset with an increase in the provision for income taxes. The increase in the provision for income taxes was the result of the utilization of a net deferred tax asset during the nine months ended September 30, 1996. This utilization reduced the Company's provision for income taxes to 15.7% of pretax income during the nine months ended September 30, 1996, compared to 41% during the same period in 1997.

      As of September 30, 1997, the Company had total assets of $229.5 million, total loans of $113.6 million, and total deposits of $197.9 million, as compared to total assets of $198.2 million, total loans of $104.2 million, and total deposits of $170.0 million as of December 31, 1996. Average deposits for the first nine months of 1997 were $171.1 million as compared to an average deposit level of $157.5 million during the first nine months of 1996. The increase in deposits was due in part to an increase in the deposits of the Bank's escrow and title customers and the utilization of brokered deposits. As of September 30, 1997, the Bank had $7.0 million of brokered deposits which it is utilizing in place of more expensive borrowings to partially fund its mortgage loans held for sale.

      The following section sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities, and shareholders' equity for the nine month period ended September 30, 1997 as compared to the same period in 1996. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                              September 30, 1997


                                                                              1997            1996
                                                                          -------------   -------------
Assets
------

     Cash and due from banks                                              $ 12,923,000    $ 11,060,000
     Investment securities                                                   7,240,000       8,206,000
     Federal funds sold                                                      5,227,000       8,988,000
     Mortgage loans held for sale                                           60,535,000      44,866,000
     Loans                                                                 105,746,000      99,704,000
        Less allowance for loan losses                                      (1,816,000)     (2,348,000)
                                                                          ------------    ------------
               Net loans                                                   103,930,000      97,356,000

     Premises and equipment, net                                             1,062,000       1,244,000
     Other real estate owned                                                 3,422,000       3,063,000
     Other assets                                                            2,371,000       2,324,000
                                                                          ------------    ------------
               Total assets                                               $196,710,000    $177,107,000
                                                                          ============    ============
Liabilities and Shareholders' Equity
------------------------------------

     Deposits:
        Noninterest-bearing                                               $ 72,240,000    $ 56,341,000
        Interest-bearing                                                    98,814,000     101,135,000
     Short-term borrowings                                                   2,413,000         382,000
     Other liabilities                                                       2,524,000       2,745,000
                                                                          ------------    ------------
               Total liabilities                                           175,991,000     160,603,000
                                                                          ------------    ------------
Shareholders' equity:
        Capital stock                                                       16,182,000      16,007,000
        Retained earnings                                                    4,579,000         647,000
        Net unrealized loss on investment securities available for sale       ( 42,000)       (150,000)
                                                                          ------------    ------------
               Total shareholders' equity                                   20,719,000      16,504,000
                                                                          ------------    ------------
     Total liabilities and shareholders' equity                           $196,710,000    $177,107,000
                                                                          ============    ============

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                              September 30, 1997


Capital Resources
-----------------

      The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of September 30, 1997 are set forth below.

                 CAPITAL REQUIREMENTS AS OF SEPTEMBER 30, 1997


                                                Pacific        PNB
                                Regulatory      National    Financial
                               Requirements       Bank        Group
                               ------------     --------    ---------
Leverage Capital Ratio             4.0%            9.4%       10.7%

Risk Based Capital:
   Tier 1 Capital                  4.0%           13.2%       14.9%
   Total Capital                   8.0%           14.5%       16.2%

      As of September 30, 1997, the Company and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action, as well as under the FDIC's deposit insurance assessment risk ratings. Accordingly, the Company's Board of Directors believes the Company has excess capital which could be better utilized to increase earnings and shareholder value.

      The Board has investigated numerous strategic opportunities to deploy this excess capital and, on July 31, 1997, the Board authorized the Company to invest a maximum of $2.5 million, up to a maximum 5% of the outstanding voting shares, in a newly formed company ("Newco"). The Board believes that this investment will increase the Company's earnings and shareholder value and that the benefits of the investment outweighs the inherent risks associated with a start-up business.

      Newco will be a corporation which will elect to be subject to income tax as a real estate investment trust ("REIT"). A REIT is allowed to pass through its earnings to its shareholders without those earnings being subject to corporate income taxes. This REIT will specialize in the purchase and management of mortgage loans and mortgage-backed securities on single family and multifamily real estate properties throughout the United States. Newco will be structured to generate earnings from net interest margin, the spread between the interest rate it receives on its assets, and the interest rate it pays on its liabilities. Newco wishes to raise between forty and fifty million dollars of equity capital before year end 1997. The capital will be used along with borrowings (primarily under reverse repurchase agreements) to purchase adjustable rate mortgage assets. To minimize its interest rate risk, Newco will utilize various hedging techniques to match the interest rate structure of its liabilities to that of its assets.

      The Company and two other individuals have been involved in Newco's formation. These two individuals have significant experience and expertise in the purchase and management of mortgage loans and will become executive officers of Newco. Due to his expertise, Mr. Barbieri, the CEO and President of the Company and the Bank, will be an officer and board member of Newco. In addition, two members of the Board of Directors of the Company will also be on the Board of Directors of Newco. The Company believes that this affiliation is necessary to oversee its investment in the new company. In addition, it is anticipated

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                              September 30, 1997

that the Bank will initially perform and be compensated for certain services, such as accounting and data processing for Newco.

      The Bank and Newco will also work together to design new mortgage products with terms and pricing that meet the needs of Newco's portfolio, and can be offered by the Bank through its extensive network of mortgage brokers as "portfolio products". The Bank does not currently offer any portfolio products and management believes that this could greatly enhance the mortgage division's product line.

      The Company's investment in Newco will be partially funded with a dividend of approximately $1.5 million from the Bank to the Bank Holding Company. The Bank's proforma capital ratios as of September 30, 1997, after this proposed dividend would be as follows:

                                                     Pro-Forma
                                         September 30, 1997 Capital Ratios
                                         ---------------------------------
      Leverage Capital                                  8.7%

      Risk Based Capital:
          Tier 1 Capital                               12.2%
          Total Capital                                13.5%

      With the proforma capital ratios as of September 30, 1997, the Bank would still be considered well capitalized under the regulatory framework for prompt corrective action as well as the FDIC's deposit insurance assessment ratings.

Liquidity
---------

      Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances, short-term loan portfolio, cash dividends from its subsidiary bank, as well as its ability to raise capital by selling additional shares of common stock. As of September 30, 1997, the Bank Holding Company has cash balances of approximately $534,000. These liquid assets, along with cash generated from its loan portfolio, as well as any additional cash dividend from the Bank, will support its 1997 operating requirements. In April 1997, the Board of Directors ("Board") authorized management to purchase back up to $1.0 million of the Company's common stock at a maximum price established by the Board. The Board believes that the Company's stock is a good investment that should benefit all shareholders. As of September 30, 1997, the Company has purchased and retired 13,003 shares at an average price of $15.46 per share. Due to the limited supply of the Company's stock, management does not anticipate the full utilization of the $1.0 million.

      Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, securities available for sale and a portion of mortgage loans held

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                              September 30, 1997

for sale. The Bank's portfolio loan-to-deposit ratio (excluding residential mortgage loans held for sale) at September 30, 1997 was 56.2% as compared to 57.9% at September 30, 1996 and 60.0% as of December 31, 1996. The Bank's residential mortgage division utilizes the Bank's funding sources to fund its mortgage loans held for sale. Management can slow down or speed up the shipping and sale of these loans, and manages the balance of the mortgage loans held for sale to match its funds available. In this way, management maximizes the yield on its liquid assets. Due to the fluctuations in funding and sale of mortgage loans, along with changes in the deposit balances of the Bank, the matching of liquid assets and mortgage loans held for sale is not always achieved. At certain times during the year, the Bank utilizes its borrowing relationships to help fund the mortgage loans held for sale. These borrowing sources include an unsecured line of credit with one of its correspondent banks, a line of credit secured by a portion of its real estate loans with the Federal Home Loan Bank, borrowings against the Bank's securities, and the use of brokered deposits.

      A large portion of the Bank's deposits consist of deposits maintained by escrow companies and, to a lesser degree, title insurance companies. At September 30, 1997 and December 31, 1996, escrow and title insurance companies' deposits totaled approximately $40.0 million or 20.2% of total deposits and $28.2 million or 16.6% of total deposits, respectively. This compared to escrow and title insurance deposits of approximately $23.7 million or 14.3% of total deposits at September 30, 1996. The increase in these types of deposits are primarily a result of an increase in real estate activity in Southern California. Management expects these deposits, along with others, to continue to increase in the fourth quarter of 1997. The Bank's policy is to maintain these deposits at a level not to exceed 25% of total deposits. The Bank monitors the deposit levels of this group closely. During the past two years, no single escrow or title insurance customer accounted for over 4% of the Bank's total deposits.

                   Results of Operations for the Nine Months
                Ended September 30, 1997 and September 30, 1996
                -----------------------------------------------

Total interest and loan fee income
----------------------------------

      Total interest and loan fee income increased $1,525,000 (14.8%) between the periods presented primarily due to the significant increase in the average balance of mortgage loans held for sale and, to a lesser degree, the increase in the average balance of its portfolio loans. The increase in the average balance of mortgage loans held for sale is due to the increased activity in the Bank's residential mortgage loan department and to management's efforts to increase profitability by increasing the holding period of these loans. During the first nine months of 1997, the Bank funded $792 million of mortgage loans, compared to the first nine months of 1996, during which the Bank funded mortgage loans totaling $592 million. The increase in total interest income was also due in part to the significant decrease in nonaccrual loans. This is reflected in the loan rate component of the table below. During the first nine months ended September 30, 1997, nonaccrual loans averaged $2.3 million compared to average nonaccrual loans of $9.2 million during the same period in 1996. Although not as significant, the increase in interest income was also the result of a quarter of a point increase in the prime lending rate which occurred in March of 1997.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                              September 30, 1997

      The table below sets forth the Company's rate and volume analysis for interest-earning assets for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

Change in interest income due to:

                                                            Volume         Rate         Total
                                                          ----------    ---------    ----------

   Loans                                                  $  421,000     $297,000    $  718,000
   Mortgage loans held for sale                              916,000      (17,000)      899,000
   Investment securities                                     (41,000)      25,000       (16,000)
   Federal funds sold                                       (144,000)       5,000      (135,000)
                                                          ----------     --------    ----------

        Total                                             $1,152,000     $310,000    $1,462,000
                                                          ==========     ========    ----------

   Change in loan fees                                                                   63,000
                                                                                     ----------

        Total change in interest and loan fee income                                 $1,525,000
                                                                                     ==========

Total interest expense
----------------------

      Total interest expense decreased $5,000 (.2%) between the periods presented primarily due to a decrease in the rate of time deposits which was mostly offset with an increase in the volume of short term borrowings. The Bank has reduced its interest rates paid on time deposits and has used its short-term borrowings to fund its mortgage loans held for sale more often during the first nine months of 1997 than the first nine months of 1996. In order to attract new depositors and overall business relationships, during the second and third quarters of 1997, the Bank offered a high rate personal money market account which attracted approximately $8.0 million in new interest bearing demand deposits. This promotion increased the Bank's overall rate paid for its interest bearing demand deposits. Now that this promotion has ended, management expects that a portion of these deposits will leave the Bank and that both the rate and volume of interest bearing demand deposits will decrease during the fourth quarter of 1997. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the nine months ended September 30, 1997 as compared to the corresponding period ended September 30, 1996.

                                            Change in interest expense due to:

                                            Volume          Rate         Total
                                         -----------   ------------   ---------

Interest-bearing demand deposit           $  (39,000)   $    49,000    $ 10,000
Time deposits                                (24,000)       (69,000)    (93,000)
Savings deposits                               4,000          1,000       5,000
Short-term borrowings                         89,000        (16,000)     73,000
                                          ----------    -----------    --------

   Total                                  $   30,000    $   (35,000)   $ (5,000)
                                          ==========    ===========    ========

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                              September 30, 1997

Allowance for loan losses
-------------------------

  An analysis of the allowance for loan losses is summarized as follows:

                                                     Nine Months Ended September 30
                                                     ------------------------------
                                                           1997          1996
                                                        ----------    -----------
 Balance at beginning of period                         $1,812,000    $ 2,659,000
                                                        ----------    -----------

 Charge-offs                                              (480,000)    (1,567,000)
 Recoveries                                                308,000        223,000
                                                        ----------    -----------

   Net charge-offs                                        (172,000)    (1,344,000)
                                                        ----------    -----------

 Contribution to allowance for loan losses                 765,000        750,000
                                                        ----------    -----------

 Balance at end of period                               $2,405,000    $ 2,065,000
                                                        ==========    ===========

 Allowance as a percentage of total loans                     2.1%           2.1%

            The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of September 30,1997 and 1996 as well as December 31, 1996.

                                                           Sept. 30, 1997   Dec. 31, 1996   Sept. 30, 1996
                                                           --------------   -------------   --------------
Loans accounted for on a nonaccrual basis                      $1,836,000      $3,220,000       $4,686,000

Accruing loans contractually past due 90 days or more              90,000         277,000          399,000

Total classified loans                                          6,094,000       6,087,000        8,750,000

Other real estate owned                                           563,000       3,483,000        5,798,000

Troubled debt restructurings                                    4,041,000       4,108,000        1,749,000


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                              September 30, 1997

      The Company's problem assets have decreased significantly during the past year. Classified loans decreased $2.7 million (30%) from September 30, 1996 to September 30, 1997, while non accrual loans and REO have decreased $2.9 million (61%) and $5.2 million (90%), respectively, over the same period. In addition, the Company's net charge off for the period was only $172,000, or an 87% reduction from the net charge off during the same period in 1996. Despite these significant improvements, during the third quarter, the Company did classify one large loan as doubtful and has made an additional contribution to reserve for a possible loss on this loan. Primarily as a result of this one loan, the Company's contribution to the provision for loan losses was $765,000 for the first nine months of 1997 compared to $750,000 during the same period in 1996. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and Management's analysis of current market conditions.

Other Income
------------

      Other income increased $2,275,000 (23.8%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage operation. During the first nine months of 1997, gross revenue from the mortgage operation increased $2,074,000 (24.8%) compared to the corresponding period in 1996. The increase in the mortgage division's gross revenue resulted in the division posting a pretax income, before administration allocation, of $2,961,000 during the first nine months of 1997, compared to $2,062,000 during the same period in 1996. The increase in net income of this department is primarily due to the higher volume of loans funded and sold along with a lower provision for indemnification reserve.

      The increase in service charges, fees and other, is due to an increase in rental income from REO properties along with an increase in both servicing income and sales premiums earned in the Bank's SBA department. These increases were partially offset with a decrease in the gain on REO sales. During the nine months ended September 30, 1996, the Company reported $360,000 gain on the sales of REO compared to $268,000 during the same period in 1997. Due to the significant decrease in REO, management does not anticipate this level of gains in the future. The increase in the REO rental income is offset with the corresponding increase in REO expenses.

Other Expenses
--------------

      Other expenses increased $1,148,000 (8.7%) between the periods presented. The Company's other expenses increased only $21,000 (.3%) while the Bank's residential mortgage division's expenses increased $1,169,000 (18.6%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries, employee benefits and commissions, which were partially offset with a reduction in the department's loan indemnification expense. The increase in the Company's other expenses of $21,000 was primarily due to an increase in salaries, employee benefits and REO expenses. These increases were offset with decreases in insurance, occupancy and legal expenses. In 1996, the Company incurred a special one time assessment by the Savings Association Insurance Fund ("SAIF") of $300,000 to recapitalize the SAIF Fund. As a result of this one time charge, the SAIF deposit insurance rates were reduced. During 1997, the Bank has seen a savings of approximately $88,000 due to

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                              September 30, 1997

a reduction of the SAIF premium. With the closure of the Irvine Spectrum branch on November 30, 1997, management expects occupancy and salaries to be reduced further without any effect to the Company's loans or deposit totals. In addition, with the significant reduction of REO properties, management anticipates a reduction in the REO expenses.

Provision for Income Taxes
--------------------------

      During the first nine months of 1996, the Company recorded a provision for income tax of 15.7% of pretax income. This amount was based upon the utilization of a portion of its available net deferred tax assets which had not been recognized in previous periods. These deferred tax assets included Federal and State net operating loss carryforwards. As all of the available deferred tax assets were recorded by the Company through December 31, 1996, the Company will be recording tax expense of approximately 41% from December 31, 1996 forward. Accordingly, during the first nine months of 1997, the Company recorded a provision of approximately 41%.

Cash and Cash Equivalents
-------------------------

      As of September 30, 1997, cash and cash equivalents increased $.7 million from December 31, 1996 balances primarily due to an increase in deposits, which was partially offset by an increase in the cash used in operations along with an increase in loans. The cash used in operations is primarily a function of the increase in mortgage loans held for sale.

                   Results of Operations for the Three Months
                Ended September 30, 1997 and September 30, 1996
                -----------------------------------------------

Total interest and loan fee income
----------------------------------

      Total interest and loan fee income increased $707,000 (19.8%) between the periods presented primarily due to the significant increase in the average balance of mortgage loans held for sale and, to a lesser degree, its portfolio loans. In addition, the increase in interest income was due in part to the decrease in the average balance of nonaccrual loans between the periods. During the three months ended September 30, 1997, nonaccrual loans averaged $1.9 million compared to an average balance of $7.8 million during the corresponding period in 1996. The increase in the average balance of mortgage loans held for sale is due to the increased activity in the Bank's residential mortgage loan department and to management's efforts to increase profitability by increasing the holding period of these loans.

      The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                              September 30, 1997


                                          Change in interest income due to:

                                               Volume        Rate        Total
                                              ---------    --------    ---------

   Loans                                      $ 291,000    $ 96,000    $ 387,000
   Mortgage loans held for sale                 526,000     (60,000)     466,000
   Investment securities                       ( 11,000)      9,000       (2,000)
   Federal funds sold                          (182,000)      7,000     (175,000)
                                              ---------    --------    ---------

        Total                                 $ 624,000    $ 52,000    $ 676,000
                                              =========    ========    =========

   Change in loan fees                                                    31,000
                                                                       ---------

        Total change in interest and loan fee income                   $ 707,000
                                                                       =========

Total interest expense
----------------------

      Total interest expense increased $77,000 (7.7%) between the periods presented due to an increase in the rate of interest bearing demand deposits along with an increase in the volume of short-term borrowings. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended September 30, 1997 as compared to the corresponding period ended September 30, 1996.

                                         Change in interest expense due to:

                                           Volume       Rate        Total
                                          --------    --------     -------
   Interest-bearing demand deposits       $(14,000)   $ 58,000     $44,000
   Time deposits                             7,000     ( 6,000)      1,000
   Savings deposits                          1,000           -       1,000
   Short-term borrowings                    42,000     (11,000)     31,000
                                          --------    --------     -------

          Total                           $ 36,000    $ 41,000     $77,000
                                          ========    ========     =======


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                              September 30, 1997

Allowance for possible loan losses
----------------------------------

      An analysis of the allowance for possible loan losses is summarized as follows:

                                                     Three Months Ended September 30
                                                     -------------------------------

                                                           1997          1996
                                                        ----------    ----------
Balance at beginning of period                          $1,751,000    $2,175,000
                                                        ----------    ----------
Charge-offs                                               ( 13,000)     (448,000)
Recoveries                                                  97,000       188,000
                                                        ----------    ----------
     Net recovery (charge off)                              84,000      (260,000)
                                                        ----------    ----------
Contribution to allowance for possible loan losses         570,000       150,000
                                                        ----------    ----------
Balance at end of period                                $2,405,000    $2,065,000
                                                        ==========    ==========
Allowance as a percentage of total loans                       2.1%          2.1%

       The Company's contribution to the provision for loan losses was $570,000 for the quarter ending September 30, 1997 compared to $150,000 during the same period in 1996. The increase in the contribution to the allowance for possible loan losses between the periods presented was due to the classification of one large loan as doubtful during the quarter ended September 30, 1997. Management does not expect this loan to have a material effect on the Company's performance during the fourth quarter of 1997.

Other Income
------------

      Other income increased $893,000 (26.1%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage division. During the three months ended September 30,1997, gross revenue from the mortgage division increased $813,000 (27.4%) compared to the corresponding period in 1996. The increase in the mortgage division's gross revenue resulted in the division posting a pretax income, before administration allocation, of $1,097,000 during the three months ended September 30, 1997, compared to $669,000 during the same period in 1996. The increase in net income of this department is primarily due to the higher volume of loans funded and sold along with a lower provision for indemnification reserve.

Other Expenses
--------------

       Other expenses increased $61,000 (1.3%) between the periods presented. The Company's other expenses decreased $323,000 (13%) while the Bank's residential mortgage division's expenses increased

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (Continued)
                              September 30, 1997

$384,000 (16.7%). The increase in the mortgage division's expenses was due to the increased level of activity, and was substantially associated with the increase in salaries, employee benefits and commissions. These increases were partially offset with a decrease in the department's loan indemnification expense. The decrease in the Company's other expenses of $323,000 was primarily due to a decrease in the Bank's deposit insurance expense. During the third quarter of 1996, the Bank incurred a special one time SAIF assessment of $300,000.

Provision for Income Taxes
--------------------------

      During the three months ended September 30, 1996, the Company recorded a provision for income tax of 23.6% of pretax income. This amount was based upon the utilization of a portion of its available net deferred tax assets which had not been recognized in previous periods. These deferred tax assets included Federal and State net operating loss carryforwards. As all of the available deferred tax assets were recorded by the Company through December 31, 1996, the Company will be recording tax expense of approximately 41% from December 31, 1996 forward. Accordingly, during the three months ended September 30, 1997, the Company recorded a provision of approximately 41%.

                          Part II - Other Information
                          ---------------------------

                               September 30, 1997



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

       On November 30, 1997, the Bank's lease on its branch at 15615 Alton Parkway, Suite 100, Irvine expires. This branch had total loans of $4.3 million and total deposits of $7.7 million as of September 30, 1997. Management believes these customers can be serviced through its two other branches in Orange County and has elected not to renew its lease. The Company does not expect any material cost resulting from the branch closure and expects to save approximately $180,000 per annum in reduced occupancy and employee costs.

Item 6.  Exhibits and Reports on Form 8-KSB.
-------  ----------------------------------

      (a) Exhibits Filed - none required.
          --------------

      (b) Reports on Form 8-KSB.  During the third quarter of 1997, the Company
          ---------------------
          did not file a report on Form 8-KSB.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


PNB Financial Group



Date:  November 4, 1997                 By: /s/ ALLEN C. BARBIERI
     ----------------------------          -----------------------------
                                           Allen C. Barbieri
                                           President and C.E.O.



Date:  November 4, 1997                 By: /s/ DOUG L. HELLER
     ----------------------------          -----------------------------
                                           Doug L. Heller
                                           Chief Financial Officer