Form 10KSB40
period 1997-12-31
PNB FINANCIAL GROUP
filed 1998-03-30
CIK 704693

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.       (FEE REQUIRED)
For the fiscal year ended December 31, 1997
                          -----------------

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.   (NO FEE REQUIRED)

For the transition period from             to
                               -----------    ------------

Commission file number      2-78580
                        -----------------


                              PNB FINANCIAL GROUP
                (Name of small business issuer in its charter)

California                                                         95-3847640
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

4665 MacArthur Court, Newport Beach, Ca.                                92660
(Address of principal executive offices)                              (Zip Code)

Issuers telephone number, including area code:                    (714) 851-1033

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

Issuer's revenue for its most recent fiscal year ended December 31, 1997 is $33,239,000. The aggregate market value of the voting stock held by nonaffiliates, which excludes shares held by officers, directors, and 10% stockholders of the registrant as of March 30, 1998 was approximately $10.7 million. The approximate average bid and ask price of the Company's stock during March, 1998 which was used to compute the aggregate market value was $25.00 per share.

The number of shares of common stock outstanding as of March 30, 1998, was 2,280,680.

Transmittal Small Business Disclosure Format (check one):    Yes   x    No
                                                                 -----     -----

================================================================================

                               TABLE OF CONTENTS
                                                                         Page(s)
                                                                         -------
PART I


     Item 1.    BUSINESS                                                       3

     Item 2.    PROPERTIES                                                 30-31

     Item 3.    LEGAL PROCEEDINGS                                             31

     Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           32

PART II

     Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                                   33

     Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              33-38

     Item 7.    FINANCIAL STATEMENTS                                          38

     Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURES                          38

PART III

     Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS                                               39

     Item 10.   EXECUTIVE COMPENSATION                                     39-41

     Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                             42-43

     Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                43

PART IV

     Item 13.   EXHIBITS AND REPORTS ON FORM 8-K                           44-45

SIGNATURES                                                                    46

                                    PART I

Item 1.  BUSINESS
-----------------

  PNB Financial Group
  -------------------

  PNB Financial Group (the "Bank Holding Company", or, together with Pacific National Bank, the "Company") was organized on June 3, 1982 as a California corporation and is registered as a Bank Holding Company under the federal Bank Holding Company Act of 1956, as amended (the "Act"). The Company commenced business on April 29, 1983 when, pursuant to a reorganization, it acquired all of the voting stock of Pacific National Bank ("PNB" or the "Bank"). At this time, PNB Financial Group's principal business is to serve as a holding company for the Bank.

  Pacific National Bank
  ---------------------

  PNB was organized as a national banking association in 1980. PNB's business consists primarily of attracting deposits from the public and using such deposits, together with capital and other funds, to make loans to individuals and small and medium-size businesses. These loans can be separated into three distinct types: (1) commercial, real estate and consumer loans which the Bank holds for investment, (2) residential mortgage loans which are sold to institutional investors, and (3) Small Business Administration Loans ("SBA") in which the guaranteed portion is generally sold in the secondary market.

  During 1997, the Bank opened a new mortgage loan production office in Sacramento and closed its commercial loan and depository regional office in the Irvine Spectrum, CA. With these changes, PNB operates three commercial loan and depository regional offices, two full service residential mortgage loan offices and four mortgage loan production offices. With the exception of the four residential mortgage loan production offices, all of the offices are in the Southern California marketplace with deposit taking offices in Newport Beach, Beverly Hills, and Orange, and mortgage division offices in Irvine, and San Diego. The four mortgage loan production offices are located in Phoenix, Flagstaff, and Tucson, Arizona and Sacramento, California. These mortgage loan production offices were responsible for less than 10% of the Bank's 1997 mortgage loan volume. On December 31, 1997 the Bank employed 229 full time equivalent people including 34 commissioned mortgage brokers. The Bank's residential mortgage division accounted for 157 of the employees of the Bank. Several of the Bank's employees also provide services for the Company.

  PNB's portfolio lending activities are conducted primarily in the Southern California marketplace. As of December 31, 1997, PNB's portfolio loans totaled approximately $117 million of which approximately 39% consisted of commercial loans, 54% in real estate loans and the remainder in consumer loans. In addition, a portion of the Bank's assets are invested in its inventory of mortgage loans held for sale. The balance of the Bank's investable funds are placed in a combination of short and medium-term securities of the United States government and its agencies, mortgage backed securities, and in other short-term money market instruments, including the sale of federal funds to other banks and short term certificates of deposit. The Bank's revenues are derived principally from interest and fees earned on its loan portfolio and other investments, income derived from the origination and sale of residential mortgage loans and the guaranteed portion of SBA loans. Interest on deposits, salaries and commissions, occupancy, and general and administrative costs are the Bank's major expense items.

  The Bank's marketing efforts for portfolio loans are conducted through the extensive use of personal solicitations by the Bank's officers, directors, and commission sales representatives. All officers and sales representatives are responsible for making regular calls on potential customers to solicit business as well as on existing customers to obtain referrals. Certain officers and commissioned sales representatives use outside brokers who generally earn a commission for services rendered. Through the combined efforts of its employees, officers and directors, the Bank offers its customers the opportunity to deal on an individual basis with professional bankers who have commercial and real estate lending experience, and the resources to promptly serve customers' banking needs. To ensure timely decisions on lending transactions, the Bank's loan committee meets on a regular basis and is available for special meetings where an expedited evaluation of a loan is requested by the customer, and the proposed loan is appropriate for the Bank's expedited review evaluation.

  In 1992, in order to increase its lending activities to the small business market and increase its fee income, the Bank established an SBA loan department. The SBA department originates loans which are underwritten within guidelines established by the Bank and the U.S. SBA program. Under this program, a portion of the loan is guaranteed by the U.S. Government's agency. The Bank typically sells the guaranteed portion of the loan into the secondary market and earns a premium from the sales. The Bank retains the unguaranteed portion of the loan in its portfolio and continues to service the total loan. As of December 31, 1997, the Bank was servicing approximately $19.9 million of SBA loans for others. The Bank has a preferred lending status with the SBA's Santa Ana, Los Angeles and San Diego District Offices. The preferred lending status gives the Bank designated underwriting from the SBA and has enabled the Bank to offer quicker response time to customer needs.

  The deposit services offered by the Bank include those traditionally offered by commercial banks, such as checking, savings and time deposits. As of December 31, 1997, approximately 48% of the Bank's deposits were noninterest bearing demand deposits and 26% of the total deposits were interest bearing demand deposits. A portion of the noninterest bearing demand accounts consist of demand accounts maintained by title insurance, escrow and property management companies. It is against California state law to pay interest on these types of accounts. Consistent with banking industry practice, the Bank provides an earnings allowance for these types of accounts and usually provides external services not offered by the Bank to compensate for these deposits. As of December 31, 1997, the Bank maintained approximately $46 million (or 45% of the total noninterest bearing accounts) of noninterest bearing accounts for its title insurance, escrow and property management customers. In order to fund certain short-term cash needs arising from increased activity in the mortgage banking operation, the Bank has utilized a limited amount of short-term brokered deposits. These brokered deposits are utilized as a low cost alternative to traditional financing methods. Management monitors the brokered deposits closely and the board of directors has established limits on the maximum amount of these deposits. The Bank is also in compliance with the comptroller of the currency's regulations regarding the utilization of brokered deposits. As of December 31, 1997, the Bank=s brokered deposits totaled $13.4 million and during 1997, brokered deposits averaged $6.8 million.

  The Bank opened its residential mortgage loan division in 1986. The Bank=s residential mortgage loan activity is primarily conducted throughout Southern California and Arizona. A small portion of its loan volume is from other areas throughout the United States. The Bank's mortgage loan division operates both wholesale and retail departments. The wholesale department accounts for the majority of the loan volume. The wholesale business is brought to the Bank through a professional commissioned sales staff which services an extensive network of over 500 wholesale mortgage loan brokers. The Bank=s retail sales staff generates mortgage loans through their own efforts in contacting the end consumer. Virtually, all of the mortgage loans the Bank originates are sold to institutional investors. These loans are funded by the Bank and generally delivered to the purchaser within twenty days after funding. The Bank does not maintain the servicing on the loans which it sells. Historically, most of the loans generated by the Bank's residential mortgage division were FHA insured or VA guaranteed loans. During 1996, the Bank expanded its product line to more aggressively market nongovernment guaranteed loans. In 1997 and 1996, 53% and 56% of the mortgage loans originated were FHA insured or VA guaranteed loans. The majority of the mortgage loans which the Bank originates are considered by the market to be "A" rated loans. The Bank also originates a small number of subprime "A minus", "B" and "C" rated loans. For additional information concerning this segment of the Company, please see footnote 10 of the Company's consolidated financial statements on page F-24 of this report.

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

  During 1994, several community banks located in the Bank's primary marketing area were taken over by the F.D.I.C. and, subsequently, closed or sold to other banking institutions. During 1995, 1996 and 1997, several other transactions took place where banks, including some of the largest banks and savings and loans in California, were merged or sold. The last four years have seen the number of independent banks in Orange County decrease greatly. From time to time in the ordinary course of business the Company solicits or entertains offers for the sale or merger of the Bank. The Board of Directors entertain such discussions with the goal of maximizing shareholder value. At the present time no such discussions are in process.

  The Bank competes for deposits primarily on the basis of interest rates paid and the quality of service provided to its customers. The Bank faces strong competition for all types of deposits, including deposits from escrow, title insurance, and property management companies which it has actively marketed. The majority of deposits are placed by depositors in the geographic areas in which the Bank's branches are located. The Bank also uses outside couriers to service depositors not in the geographic area of the Bank's branches. The Bank competes for its portfolio loans principally on the basis of the quality of services it provides borrowers, the types of loans it originates, the underwriting criteria and loan conditions applied and the interest rates and loan fees charged. The Bank believes it attracts customers by offering a higher level of service than that offered by its competition, along with offering loans which can be tailor made for each specific request. The Bank's personnel emphasize highly personalized services and the advantages of dealing with a smaller institution attuned to the particular needs of the borrower. For customers whose loan demands exceed the Bank's lending limit, the Bank may arrange for the funding of such loans on a participation basis with other banks. The Bank also assists customers requiring services not offered by the Bank to obtain these services from its correspondent banks.

  The mortgage banking business in Southern California is also very competitive. The Bank's mortgage banking competition includes large national mortgage companies which have many offices over the Bank's primary market area, along with local non-bank mortgage companies. These large national mortgage companies also operate wholesale and retail departments along with a correspondent department. The Bank competes with these companies on both a retail and wholesale basis and also sells its loans to the correspondent department of these companies. The loans which are sold to these companies are subject to their underwriting guidelines and pricing which may be different than the underwriting guidelines and pricing which are offered under their own retail and wholesale departments. The large national mortgage companies typically sell their mortgage loans directly to Wall Street investment firms and retain the loan servicing. This, together with their large volume, gives them a competitive advantage over PNB. The excellent service PNB has continued to give, along with the knowledge of the Bank's underwriters and sales staff, encourages the mortgage brokers to send their loans to PNB. This, together with a local presence in the marketplace, gives the Bank an advantage over the large national mortgage company. In addition, the largest advantage the Bank has over most local non-bank mortgage companies, is the Bank's ability to fund loans the same day that the signed loan documents are received. Most non-bank mortgage companies have to use an outside warehousing line which can slow down the funding function.



  Effect of Governmental Policies and Certain Legislation
  -------------------------------------------------------

  The assets of a commercial banking institution consist largely of interest earning assets, including loans and investment securities. The liabilities of a commercial banking institution consist largely of interest bearing liabilities, including time deposits, money market accounts, and other Bank borrowings. The value and yields of these assets, and the rates paid on these liabilities, are sensitive to changes in prevailing market rates of interest. The earnings and growth of the Company is partially dependent upon its ability to increase the amount and net yield of its interest earning assets, which in turn depends upon growth and the ability of the Company to maintain a favorable differential or "spread" between the yield on interest earning assets and the rate paid on deposits and other interest bearing liabilities. The earnings and growth of the Company are also impacted by the fees and commissions generated by the Bank's mortgage and SBA division. The market place in which these divisions operate are also very sensitive to changes in the prevailing market rates of interest.

  The earnings and growth of the Company are substantially influenced by general economic conditions, the monetary and fiscal policies of the federal government, and the policies of regulatory agencies, particularly the Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency ("Comptroller"), the primary regulator of the Bank. The FRB implements national monetary policies by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate for borrowings by banks which are members of the Federal Reserve System. The Comptroller regulates daily operations of the Bank through an extensive system of regulation, reporting, and accounting. The Comptroller's accounting guidelines and policies are not always the same as generally accepted accounting principles. The actions of the FRB and the Comptroller in these areas influence the growth of Bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary, regulatory and accounting policies cannot be predicted.

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

  The Bank's SBA department is substantially impacted by the policies, guidelines and funding availability established by the U. S. Government's SBA. Periodically, Congress sets the amount of SBA funds available. The level of funding could severely effect the operation of the Bank's SBA department. In 1995 and 1996, the SBA, in an effort to reduce the Federal Government's subsidy of the program, changed a number of its rules several times. Also during this period, legislation was introduced in Congress to abolish the SBA agency. This legislation did not pass, but the Bank's SBA department is subject to operational effects of changes in the SBA, which could have a material impact on revenue generated from the Bank's SBA department.

  Potential legislation is also being discussed (or has been proposed) which also could affect the business activities of the Company. It is probable that other bills affecting the banking industry will be introduced in the future. Such legislation includes wide-ranging proposals to limit the scope and amount of deposit insurance, to allow the banking industry to sell insurance and other products to customers, to allow banks to pay interest on business demand deposit accounts, consolidation of the regulatory agencies and to move the industry closer to an "interstate banking" system. The extent to which the present or future business of the Company may be affected thereby cannot be predicted.

  California law currently permits the acquisition of California banks or bank holding companies by out-of-state bank holding companies on a nationwide reciprocal basis. These interstate banking measures could have an impact on the competitive relationships among California financial institutions, since out-of-state institutions, some with relatively large financial and managerial resources, are now able to acquire California banks and thereby engage in a banking business in California. Recently, several southern California banks have been sold to out of state financial institutions. The extent to which these transactions will affect the Company and the banking industry in California cannot be predicted.

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

  The FDIC's system charges higher insurance rates to banks that pose greater risks to the deposit insurance funds. The new rules went into effect January 1, 1993 and provide that each institution will be assigned to one of three groups (well capitalized, adequately capitalized, or undercapitalized) based upon its capital ratios. The FDIC will then assign each institution to one of three subgroups based on an evaluation based upon reviews by the institution's primary supervisor, statistical analyses of financial statements and other information relevant to the ongoing risk posed by the institution. The FDIC has the authority to change the deposit insurance premium schedule which it imposes on financial institutions. Due to the overall health of the banking industry and the level of the deposit insurance fund over the last few years, the deposit insurance premium schedule has been lowered to the current rate schedule which ranges from a statutory annual minimum of $2,000 to 27 cents per $100 of deposits depending on the Bank's risk classification. The Bank's FDIC's risk classification is 1A which is considered the lowest risk classification that the FDIC has. An increase in the deposit insurance premium schedule, or a reduction of the Bank's risk classification, would have a material impact on the deposit premiums charged to the Bank. In addition to the deposit insurance premium, effective January 1, 1997, all insured institutions are subject to Financing Corporations (FICO) debt service assessment in accordance with the Deposit Insurance Act of 1996. FICO rates for BIF and SAIF are determined quarterly. During 1997 these rates were approximately 1.2 cents per $100 of deposits for BIF deposits and 6.3 cents per $100 of deposits for SAIF deposits.

  In 1991, the Bank acquired certain assets and liabilities of the Beverly Hills, California branch of Unity Savings and Loan Association, F.A. Due to this acquisition, some of the deposit base of the Bank is insured under SAIF. In September of 1996, Congress passed legislation to recapitalize the SAIF to 1.25% of total insured deposits. As a result of this legislation, the FDIC levied a one time special assessment to SAIF insured institutions. Accordingly, the Bank paid a one time assessment of $307,000. Due to this special assessment, effective October 1, 1996, the deposit premiums on SAIF insured deposits were adjusted to equal the deposit premiums paid on BIF insured deposits. Management estimates that the reduction in the 1997 and 1998 SAIF insurance premiums will offset the one time special assessment.

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

  FIRREA also gives the FDIC authority to approve or require changes in an institution's management in certain circumstances; imposes limitations on certain investment activities and on certain deposit-generating activities; amends the Federal Deposit Insurance Act to permit the acquisition of both healthy and failing savings associations by bank holding companies; and prohibits a bank which does not meet the applicable minimum capital requirements from accepting brokered deposits. In that the Bank now utilizes brokered deposits to, in part, fund lending operations, an adverse change in the FDIC's brokered deposit regulations, or a significant drop in the Bank's capital could have an adverse impact on the liquidity and performance of the Bank.

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

  A third piece of legislation is the Community Reinvestment Act ("CRA"), which requires banking institutions to address the credit needs of their assessment areas, including low and moderate income areas in which they do business. The Comptroller periodically conducts examinations of banking activities to determine the sufficiency of efforts to meet the credit needs of its assessment area, including low and moderate income neighborhoods, consistent with safe and sound banking practices. FIRREA provisions also require that certain aspects of the Comptroller's CRA performance evaluation be made public. For CRA purposes, PNB qualifies as a Asmall institution,@ which is an independent institution having total assets under $250 million as of either of the prior two calendar year ends or an affiliate of bank holding companies having total banking and thrift assets of less than $1 billion as of either of the prior two calendar year ends. Streamlined evaluation procedures are in place for small institutions. These procedures emphasize CRA performance, reduce unnecessary compliance burden, and permit more effective enforcement against institutions demonstrating poor performance.

  The Bank's CRA performance will be measured against five performance standards: (1) the reasonableness of its loan to deposit ratio, (2) the percentage of its loans within its assessment area, (3) its record of lending to borrowers of different income levels and businesses and farms of different sizes, (4) the geographic distribution of its loans, and (5) its record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment area. In 1997, the Bank underwent a CRA examination by the Comptroller and received a "Satisfactory" CRA rating.

  Insured depository institutions are required by FDICIA to maintain a level of the allowance for possible loan losses that is adequate to absorb "estimated credit losses" associated with the loan portfolio, including all binding commitments to lend. "Estimated credit losses" are defined as an estimate of the current amount of the loan portfolio that is not likely to be collected given the facts and circumstances as of the evaluation date. These estimated credit losses should meet the criteria for accrual of a loss contingency set forth in generally accepted accounting principles as stated in Statement on Financial Accounting Standards No. 5 ("SFAS 5"). The Federal banking agencies' policy regarding the allowance for possible loan losses describes the responsibility of the board of directors and management to maintain the allowance for possible loan losses at an adequate level and prescribes that the allowance for possible loan losses should be no less than the sum of the following items:

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

  The policy statement describes components of the portfolio which should be reviewed and factors to consider in the estimation of credit losses. Furthermore, the policy statement specifies the steps which will be followed by examiners of the federal banking regulatory agencies in examining the adequacy of the allowance for possible loan losses for individual institutions. These steps include analyzing an institution's policies, practices and historical credit loss experience, and a further check of the reasonableness of Management's methodology by comparing the reported allowance for possible loan losses against the sum of the following amounts:

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

  Supervision and Regulation
  --------------------------

  PNB Financial Group
  -------------------

  The Company, as a bank holding company, is subject to regulation under the Act. The Bank Holding Company is required to file quarterly and annual reports with the FRB and to provide such additional information as the FRB may require. The FRB also conducts examinations of the Bank Holding Company and any non-bank subsidiaries, if any. The FRB has authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under the Act and regulations adopted by the FRB, a bank holding company and its subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. The FRB also regulates the ability of the bank holding company to establish branches in foreign countries.

  The Bank Holding Company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. In addition, the Bank Holding Company is prohibited by the Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Bank Holding Company may, subject to the approval of the FRB, engage in, or acquire shares of companies engaged in any activities which are deemed by the FRB to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. The FRB is empowered to differentiate between activities commenced de novo and activities commenced by
                                             -------
  acquisition, in whole or in part, of a going concern and is prohibited from approving an application by a bank holding company to acquire voting shares of any commercial bank in another state unless such acquisition is specifically authorized by the laws of such other state.

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

  Total risk-weighted assets are ascertained by assigning a bank's balance sheet assets and credit equivalent amounts of off-balance sheet items, such as letters of credit, outstanding loan commitments and interest rate swap agreements to one of four broad risk categories. The risk categories range from 0% for risk-free assets, such as cash and certain U.S. Government securities, to 100% for relatively high-risk assets such as investment loans and investments in fixed assets, premises and other real estate owned. Residential mortgage loans are risk rated 50% if they are not government guaranteed and 20% if they are guaranteed. The aggregate dollar amount of each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the categories are then added together to determine the total risk-weighted assets.

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

  At December 31, 1997, the Company's and the Bank's capital ratios were in excess of all minimum capital requirements. The actual capitalization of the Company and the Bank are set forth as follows:


                                                   Pacific       PNB
                                   Regulatory     National    Financial
                                  Requirements      Bank        Group
                                  -------------   ---------   ----------
      Leverage Capital Ratio               4.0%        8.8%        10.5%
      Risk Based Capital:
       Tier I Capital                      4.0%       12.3%        14.5%
       Total Capital                       8.0%       13.2%        15.5%

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

  Distribution of Assets, Liabilities and Shareholders' Equity
  ------------------------------------------------------------

  The following table sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities and shareholders' equity for each of the past two years. Average balances are based on daily averages for the Bank and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. In addition, the Bank Holding Company does not calculate the net unrealized loss on investment securities available for sale on a daily basis and, therefore, its average balance is calculated using month end data. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant. All dollar amounts are in thousands.



                                                                    PNB Financial Group
                                                                   Average Balance Report
                                                                  Years Ended December 31,
                                                            ------------------------------------
                                                               1997         1996         1995
                                                            ----------   ----------   ----------
  Assets
  ------
  Cash and due from banks                                    $ 13,604     $ 11,168     $  9,620
  Interest bearing deposits in other banks                        -0-          597          -0-
  Federal funds sold                                            4,360        9,566        2,286
                                                             --------     --------     --------

      Total cash and cash equivalents                          17,964       21,331       11,906

  Securities available for sale                                 7,177        8,018       14,911
  Mortgage loans held for sale                                 66,307       46,164       21,660

  Loans                                                       108,221       99,609      107,713
  Allowance for loan losses                                    (1,869)      (2,259)      (2,674)
                                                             --------     --------     --------

      Net loans                                               106,352       97,350      105,039

  Premises and equipment, net                                   1,056        1,222        1,485
  Other real estate owned                                       2,685        3,835        2,240
  Other assets                                                  2,650        2,109        2,208
                                                             --------     --------     --------

  Total assets                                               $204,191     $180,029     $159,449
                                                             ========     ========     ========

  Liabilities and Stockholders' Equity
  ------------------------------------
  Deposits:
      Noninterest bearing                                    $ 75,992     $ 57,942     $ 51,140
      Interest bearing                                        100,697      101,571       91,976
                                                             --------     --------     --------

      Total deposits                                          176,689      159,513      143,116

  Short-term borrowings                                         3,332          723        1,044
  Other liabilities                                             2,667        2,813        1,415
                                                             --------     --------     --------

      Total liabilities                                       182,688      163,049      145,575

  Stockholders' equity:
      Capital stock                                            16,219       16,006       16,130
      Retained earnings (deficit)                               5,321        1,107       (1,913)
      Unrealized loss on securities available for sale            (37)        (131)        (343)
                                                             --------     --------     --------

      Total stockholders' equity                               21,503       16,980       13,874
                                                             --------     --------     --------

  Total liabilities and stockholders' equity                 $204,191     $180,029     $159,449
                                                             ========     ========     ========


  The Company's consolidated earnings are affected by the difference between the income the Company receives from its loan portfolio, investment in mortgage loans held for sale, and securities available for sale and the Company's cost of funds, principally interest paid on deposits and borrowings. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and competition. In turn, these are influenced by general economic conditions and other factors beyond the Company's control, such as federal economic and tax policies, the general supply of money in the economy, governmental budgetary action, and the actions of the FRB.

  Information concerning consolidated average interest earning assets along with the average interest rates earned is set forth in the following table. Averages were computed based upon daily balances for the Bank and monthly balances for the Bank Holding Company, and all dollar amounts shown are in thousands.


                                                                             Years ended December 31,
                                                                -----------------------------------------------
                                                                   1997                                 1996
                                                                ----------                           ----------
                                                    Average      Interest     Average     Average     Interest     Average
                                                    Balance       Income       Rate       Balance      Income       Rate
                                                   ----------    ---------    -------    ---------    ---------    -------
Earning Assets
--------------

Total loans (1) (2)                                  $108,221      $10,654       9.8%    $ 99,609       $ 9,392       9.4%

Mortgage loans held for sale                           66,307        5,117       7.7%      46,164         3,623       7.8%
Securities available for sale                           7,177          422       5.9%       8,018           438       5.5%

Federal funds sold                                      4,360          228       5.2%       9,566           493       5.2%

Interest-bearing deposits with banks                        -            -         -          597            32       5.4%
                                                     --------      -------       ---     --------       -------       ---

Total interest-earning assets                        $186,065      $16,421       8.8%    $163,954       $13,978       8.5%
                                                     --------      -------       ---     --------       -------       ---


                                                   Year ended December 31, 1995
                                            ------------------------------------------
                                             Average         Interest         Average
                                             Balance          Income           Rate
                                            ---------        --------        ---------
Earning Assets
--------------

Total loans (1) (2)                          $107,713         $10,335             9.6%

Mortgage loans held for sale                   21,660           1,681             7.8%
Securities available for sale                  14,911             762             5.1%

Federal funds sold                              2,286             128             5.6%

Interest-bearing deposits with banks                -               -               -
                                             --------         -------             ---

Total interest-earning assets                $146,570         $12,906             8.8%
                                             --------         -------             ---

  (1) Net loan fees, which are deferred and amortized over the life of the loan, are included in interest earned on loans. Total loan fees included in interest income was $337,000, $292,000 and $189,000 for the years ended December 31, 1997,1996 and 1995, respectively.

  (2) Average loan balances includes average loans on nonaccrual status of $2,144,000, $6,333,000 and $7,592,000 in 1997, 1996 and 1995,
       respectively, and are recorded net of average unearned income of $537,000, $505,000 and $287,000 as of December 31, 1997, 1996 and 1995,
       respectively. Without nonaccrual loans, the average rate on loans would be 10.0%, 10.1% and 10.3% for the years ended December 31, 1997, 1996 and 1995, respectively.

  Information concerning consolidated average interest bearing liabilities, along with the average interest rates paid, is set forth in the following table. Averages were computed based upon daily balances for the Bank and monthly balances for the Bank Holding Company, and all dollar amounts are in thousands.


                                                                             Years ended December 31,
                                                                --------------------------------------------------

                                                                   1997                                    1996
                                                                ----------                              ----------
                                                    Average      Interest      Average      Average      Interest      Average
                                                    Balance      Expense        Rate        Balance      Expense        Rate
                                                   ----------   ----------   -----------   ----------   ----------   -----------
Deposits and Borrowed Money
---------------------------

Interest bearing demand deposits                     $ 52,804       $1,458          2.8%     $ 54,126       $1,416          2.6%

Time deposits                                          36,393        1,901          5.2%       42,725        2,293          5.4%

Savings deposits                                        4,741          114          2.4%        4,720          116          2.5%

Brokered deposits                                       6,759          379          5.6%            -            -            -

Short-term borrowings                                   3,331          192          5.8%          723           63          8.7%
                                                     --------       ------          ---      --------       ------          ---

Total interest-bearing liabilities                   $104,026       $4,044          3.9%     $102,294       $3,888          3.8%
                                                     ========       ======          ===      ========       ======          ===


                                                             Year ended December 31, 1995
                                                    ----------------------------------------------
                                                    Average           Interest           Average
                                                    Balance           Expense             Rate
                                                   ----------        ----------        -----------

Deposits and Borrowed Money
---------------------------
Interest bearing demand deposits                      $49,241            $1,266               2.6%

Time deposits                                          37,023             1,935               5.2%

Savings deposits                                        5,711               154               2.7%
Brokered deposits                                           -                 -                 -

Short-term borrowings                                   1,044                49               4.7%
                                                      -------            ------               ---

Total interest-bearing liabilities                    $93,019            $3,404               3.7%
                                                      =======            ======               ===

  Net interest earnings (in thousands) and net yield on average earning assets are shown in the table below:


                                                Years ended December 31,
                                            ---------------------------------
                                              1997        1996        1995
                                            ---------   ---------   ---------

Total interest income (1)                    $ 16,421    $ 13,978    $ 12,906

Total interest expense                          4,044       3,888       3,404
                                             --------    --------    --------

Net Interest Earnings                        $ 12,377    $ 10,090    $  9,502
                                             ========    ========    ========

Average earning assets (2)                   $186,065    $163,954    $146,570

Net yield on average earning assets (3)           6.7%        6.2%        6.5%

(1) Net loan fees, which are deferred and amortized over the life of the loan, are included in interest earned on loans.
(2) Average earning assets include average loans on nonaccrual status of $2,144,000, $6,333,000 and $7,593,000 in 1997, 1996 and 1995,
       respectively, and are recorded net of average unearned income of $537,000, $505,000 and $287,000 as of December 31, 1997, 1996 and 1995,
       respectively.

(3) Without average nonaccrual loans, net yield on average earning assets would be 6.7%, 6.4% and 6.8% for the years ended December 31, 1997, 1996 and 1995, respectively.

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


                                                                      Years ended December 31,
                                                            -------------------------------------------

                                                               1997                             1996
                                                            ----------                       ----------
                                                 Average     Deposit    Average    Average    Deposit    Average
                                                 Balance     Expense     Rate      Balance    Expense     Rate
                                                 -------     -------    -------    -------    -------    -------
Approximate noninterest bearing
 accounts for which external
 services are provided                           $38,000      $1,424        3.7%   $25,000     $1,039        4.2%
                                                 =======      ======        ===    =======     ======        ===



                                                  Year ended December 31, 1995
                                               -------------------------------
                                               Average     Deposit     Average
                                               Balance     Expense      Rate
                                               -------     -------     -------
Approximate noninterest bearing
 accounts for which external
 services are provided                         $20,000        $944         4.7%
                                               =======        ====         ===


The effects of these arrangements together with the average interest-bearing liabilities and average interest rates paid from page 14 of this report are presented below. All dollar amounts are in thousands.

                                                                         Years ended December 31,
                                            ----------------------------------------------------------------------------------
                                                              1997                                       1996
                                                            ----------                                 ----------
                                               Average       Deposit        Average       Average       Deposit        Average
                                               Balance       Expense         Rate         Balance       Expense         Rate
                                              ----------    ----------    -----------    ----------    ----------    -----------
Noninterest bearing accounts for
 which external services are
 provided and interest bearing
 liabilities                                    $142,026        $5,468           3.8%      $127,294        $4,927           3.9%
                                                ========        ======           ===       ========        ======           ===

                                             Year ended December 31, 1995
                                        --------------------------------------
                                          Average       Deposit       Average
                                          Balance       Expense        Rate
                                         ----------    ----------    ---------
Non interest bearing accounts for
 which external services are
 provided and interest bearing
 liabilities                               $113,019        $4,348          3.8%
                                           ========        ======          ===

The effects of these arrangements on net interest earnings and net yield on average earning assets are shown in the table below. All dollar amounts are in thousands.

                                                 Years ended December 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------   ---------   ---------
  Net interest earnings                      $ 12,377    $ 10,090    $  9,502
  Other deposit expense                         1,424       1,039         944
                                             --------    --------    --------
  Net interest earnings after other
   deposit expense                           $ 10,953    $  9,051    $  8,558
                                             ========    ========    ========
  Average earning assets                     $186,065    $163,954    $146,570
  Net yield on average earning assets after
     other deposit expense                        5.9%        5.5%        5.8%

  The Company's rate and volume analysis for the interest bearing assets and interest bearing liabilities for 1997 as compared to 1996, as well as 1996 compared to 1995, and 1995 compared to 1994, is summarized in the tables set forth below. The total change is separated into the change attributable to variations in volume and the change attributable to variations in interest rates. For purposes of this table, changes which are not due solely to volume or interest rate changes have been allocated evenly among changes attributable to variations in volume and rate. Nonaccrual loans are included in average loans. Other deposit expense is not included in this analysis.


                                                 Change in Net Interest Income in 1997 from 1996
                                                 -----------------------------------------------
                                                                  (In Thousands)
                                                    Volume            Rate             Total
                                                 -------------    -------------    -------------
Interest income:
Loans                                                  $  797             $273           $1,070
Mortgage loans held for sale                            1,568              (74)           1,494
Securities available for sale                             (48)              32              (16)
Deposits in other banks                                   (32)               -              (32)
Federal funds sold                                       (270)               6             (264)
                                                       ------             ----           ------

   Total                                                2,015              237            2,252

Change in loan fees                                       191                -              191
                                                       ------             ----           ------

Total change in interest and loan fee income           $2,206             $237           $2,443
                                                       ======             ====           ======

Interest expense:
Interest bearing demand deposits                       $  (36)            $ 78           $   42
Time deposits (includes brokered deposits)                 23              (36)             (13)
Savings deposits                                            -               (1)              (1)
Short-term borrowings                                     191              (63)             128
                                                       ------             ----           ------

Total change in interest expense                       $  178             $(22)          $  156
                                                       ======             ====           ======

Change in net interest and loan fee income             $2,028             $259           $2,287
                                                       ======             ====           ======

                                                 Change in Net Interest Income in 1996 from 1995
                                                 -----------------------------------------------
                                                                  (In Thousands)
                                                    Volume            Rate             Total
                                                 -------------    -------------    -------------
Interest income:
Loans                                                  $ (752)           $(294)         $(1,046)
Mortgage loans held for sale                            1,912               30             1942
Securities available for sale                            (364)              40             (324)
Deposits in other banks                                    32                0               32
Federal funds sold                                        391              (26)             365
                                                       ------            -----          -------

   Total                                                1,219             (250)             969

Change in loan fees                                       103                -              103
                                                       ------            -----          -------

Total change in interest and loan
fee income                                             $1,322            $(250)         $ 1,072
                                                       ======            =====          =======

Interest expense:
Interest bearing demand deposits                       $  127            $  23          $   150
Time deposits                                             301               56              357
Savings deposits                                          (25)             (12)             (37)
Short-term borrowings                                     (22)              36               14
                                                       ------            -----          -------

Total change in interest expense                       $  381            $ 103          $   484
                                                       ======            =====          =======

Change in net interest and loan fee income             $  941            $(353)         $   588
                                                       ======            =====          =======


                                                    Change in Net Interest Income in 1995 from 1994
                                                    -----------------------------------------------
                                                                    (In Thousands)
                                                       Volume            Rate             Total
                                                    -------------    -------------    -------------
Interest income:
Loans                                                      $ 421           $1,165           $1,586
Mortgage loans held for sale                                 647              (36)             611
Securities available for sale                               (522)              54             (468)
Deposits in other banks                                      (20)             (20)             (40)
Federal funds sold                                          (270)              97             (173)
                                                           -----           ------           ------

   Total                                                     256            1,260            1,516

Change in loan fees                                           (7)               -               (7)
                                                           -----           ------           ------

Total change in interest and loan fee income               $ 249           $1,260           $1,509
                                                           =====           ======           ======

  Interest expense:
  Interest bearing demand deposits                         $ (43)          $  114           $   71
  Time deposits                                              157              493              650
  Savings deposits                                           (13)              (2)             (15)
Short-term borrowings                                         30               16               46
                                                           -----           ------           ------

Total change in interest expense                           $ 131           $  621           $  752
                                                           =====           ======           ======

Change in net interest and loan fee income                 $ 118           $  639           $  757
                                                           =====           ======           ======

  Securities Available for Sale
  -----------------------------

  As required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" all investments in equity securities that have readily determinable fair values and all investments in debt securities are carried at fair value unless they meet the criteria to be classified as held to maturity. Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. All equity securities are classified as available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses net of any income tax effect, for securities available for sale is excluded from earnings and reported as a net amount in a separate component of stockholders' equity. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. The Company has classified all of its securities as available for sale and on December 31, 1997, 1996 and 1995, has recorded $9,000, $(63,000) and ($84,000), respectively as unrealized gains (losses), net of income tax effect, as a separate component of stockholders' equity. The Company has no securities classified as held to maturity or trading. The Bank has an equity investment in the Federal Home Loan Bank which was required to acquire membership in this institution. The Bank sought membership into this institution to obtain favorable financing arrangements which the Federal Home Loan Bank offers.

  In 1997, the Bank Holding Company invested in a private Real Estate Investment Trust (the "REIT"). The shares of stock which the Bank Holding Company owns were issued as a private placement and, as of December 31,1997, there was no established market for this investment. As such, the equity securities in the REIT are not reportable under SFAS 115 and are reported in the other assets section of the Company's Consolidated Financial Statements. For more information regarding the REIT investment, please see footnote 4 of the Company's Consolidated Financial Statements on page F-15 of this report.

  The book value of securities available for sale as of December 31, 1997, 1996 and 1995 are shown in the table below.


                                               1997          1996          1995
                                            -----------   -----------   -----------

  U. S. Treasury securities                  $1,014,000    $1,185,000   $ 4,734,000
  U. S. Government agencies securities        2,034,000     2,096,000     2,221,000
  Mortgage backed securities                  2,577,000     2,930,000     3,331,000
  Federal Reserve Bank stock                    340,000       340,000       340,000
  Federal Home Loan Bank stock                  945,000       830,000           -0-
                                             ----------    ----------   -----------

                                             $6,910,000    $7,381,000   $10,626,000
                                             ==========    ==========   ===========

  The maturity distribution for securities available for sale, as well as the weighted average yield for each range of maturity at December 31, 1997, is as follows. Actual maturities may differ from contractual maturities in mortgage backed securities because mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary. All dollar amounts are in thousands.

                                                                     Weighted
                                                                     Average
                                                  Fair Value          Yield
                                                  ----------         --------
  U.S. Government Securities
  --------------------------
  Maturities one year or less                         $1,014             4.76%
  Maturities over one year through five years             -                -

  U.S. Government Agency Securities
  ---------------------------------
  Maturities one year or less                             -                -
  Maturities over one year through five years          2,034             6.45%
  Mortgage backed securities                           2,577             6.00%
  Federal Reserve Board stock                            340             6.00%

  Federal Home Loan Bank stock                           945             6.23%

  Mortgage Banking and Mortgage Loans Held for Sale
  -------------------------------------------------

  Although all risks associated with mortgage banking cannot be easily summarized, the following are some of the risks involved. One risk associated with mortgage banking is the liability associated with representations and warranties made to purchasers and insurers of the mortgage loans. Under certain circumstances, the Bank may become liable for the unpaid principal and interest if there has been a breach of representation or warranties. One of the representations the Bank makes with respect to the mortgage loans sold is that the mortgage loan does not contain any fraudulent information. Such fraud generally relates to false or materially inaccurate information on the borrower or on the underlying collateral which was provided to the Bank by the borrower or broker presenting the loan to the Bank. During the life of the loan, if the investor finds that there was fraud in the loan package, the Bank may be required to either repurchase the loan or indemnify the investor against any losses incurred from the loan. In addition, some mortgage loans are sold with a recourse provision. The Bank has different recourse provisions with each separate investor. Generally, loans sold under the recourse provision are required to be repurchased by the Bank if the loan becomes delinquent within a range of two to six months of funding, depending upon the investor. The Bank has the choice to not purchase the loan, but to indemnify the investor for any and all costs and losses associated with the investor's collection of the loan. The Bank may become liable for the unpaid and uninsured portion of the principal and delinquent interest on mortgage loans either repurchased or indemnified.

  After October 1, 1996, the majority of the mortgage loans sold were to investors who did not have a recourse provision tied to loan delinquency. This significantly reduced the number of delinquent loans which the Bank indemnified during 1997.

  The Bank limits these risks by using Certified Direct Endorsement Underwriters, thereby assuring itself of having qualified personnel with the necessary underwriting skills. The Bank also performs prefunding audits of randomly and specifically selected loans by the Bank's quality control department. The quality control department also performs post funding audits of randomly and specifically selected loans to ensure that its credit quality is being adhered to. The risks associated with the recourse provisions are further reduced as a majority of the loans originated by the Bank have FHA insurance or VA guarantees which reduce the potential losses, if any. The risks associated with nongovernment loans are reduced due to stricter underwriting guidelines and generally lower loan to value requirements. In addition, some of the nongovernment loans also are required to have mortgage insurance. If the Bank incurs a loss, the Bank generally has recourse and attempts to recover the loss from the broker who provided the loan to the Bank. In many cases, the broker does not have the financial capacity or the willingness to reimburse the Bank for the loss. In these cases, the only course of action open to the Bank may be to stop conducting any further business with that particular broker.

  Management is continually assessing its risks associated with both representations and warranties and the recourse provisions on mortgage loans sold and has created a reserve for the estimated future losses. Management believes that this risk has been adequately reserved in the Company's financial statements. The following is a summary of transactions affecting this reserve for the years ending December 31, 1997, 1996 and 1995.


                                          1997         1996          1995
                                       ---------    ----------    ---------

  Beginning balance                    $ 461,000    $  232,000    $ 246,000
  Provision for losses                   276,000     1,080,000      385,000
  Amounts charged to reserve, net
   of recoveries                        (355,000)     (851,000)    (399,000)
                                       ---------    ----------    ---------

  Ending balance                       $ 382,000    $  461,000    $ 232,000
                                       =========    ==========    =========

  The following table indicates the obligations which have been incurred in connection with representations and warranties and the recourse provision for the years ending December 31, 1997, 1996 and 1995. All dollar amounts, except for the number of loans, are in thousands.


                                                         1997        1996        1995
                                                      ----------   ---------   ---------

  Total mortgage loans sold                           $1,094,000    $794,000    $337,000
  Number of loans repurchased/indemnified                     48          94          26
  Dollar volume of loans repurchased/indemnified      $    5,657    $ 11,038    $  3,163

  Another risk which the Bank has in regard to its mortgage lending operation is the refund of servicing premiums which were earned in connection with the sale of the mortgage loan, if the mortgage loan is paid off within a short period of time after sale. The period of time that the Bank is responsible for the refund of the servicing premium is different with each investor and ranges from 0 to 90 days after the investor's purchase of the loan. The Bank minimizes its risk of refinancing by limiting the amount of broker rebate and enhancing its underwriting policies to discourage loans which appear to be frequently refinanced.

  Mortgage loans held for sale are reported at the lower of cost or market. A portion of mortgage loans held for sale are not funded until the Bank obtains a purchase commitment from a third party. The risk specifically associated with this portion of mortgage loans held for sale is that the Bank will fail to deliver the loans to the purchaser by the commitment date. Policies and procedures are in place to insure that all mortgage loans held for sale are shipped to the purchaser within the required time frames. The total amount of mortgage loans which had purchase commitments at December 31, 1997, 1996 and 1995 was $59,644,000, $38,690,000 and $23,898,000, respectively.

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

  Loans in process for which interest rates were committed to the mortgage broker/borrower totaled $30,465,000, $27,174,000 and $17,266,000 as of
  December 31, 1997, 1996 and 1995. At December 31, 1997, 1996 and 1995, the
  Bank had $56,000,000, $43,000,000 and $34,000,000, respectively, of mandatory forward commitments to sell whole loans relating to their unfunded pipeline of rate-locked loans and unallocated funded loans held for sale. Gains and losses on mandatory forward commitments are realized in the period settlement occurs. Unrealized gains and losses on forward commitments are included in the analysis of lower of cost or market valuation for mortgage loans held for sale. At December 31, 1997, 1996 and 1995, the unrealized (loss) gain on the Bank mandatory forward commitments was ($286,000), $270,000 and ($200,000), respectively.

  Loan Portfolio
  --------------

  Although all risks relating to lending cannot be easily summarized, certain loan risks are inherent in certain types of loans. Risks associated with commercial loans include the competency of the Management of the borrower, the industry in which the borrower is operating, the economy and the strength of the product or service rendered. Risks associated with installment loans include the strength of the income stream of the borrower and the value of the collateral. Real estate construction loan risks include building activity, marketing abilities, financing conditions, the economy, and the supply and demand of the product in the specific area being developed.

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

  The Bank's loan portfolio is analyzed and reviewed regularly by the Audit Committee of the Bank. The quantitative review includes analysis of delinquent loans, nonaccrual loans, classified loans, loans held for sale, concentrations, trends in portfolio volume, off balance sheet items, historical loan loss experiences, and the economy. All loans are internally graded and all classified loans are carefully reviewed on a loan-by-loan basis. The Audit Committee also relies on an annual review by the Comptroller and a regular monthly loan review by an outside third party. This third party loan review audits certain loans based upon guidelines set by the Audit Committee, and reports its findings directly to the Audit Committee.

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

  The Company's loans are summarized in the following table according to loan types. Loans have been recorded net of loan purchase discounts of $551,000, $598,000, $729,000, $995,000 and $1,269,000, and unearned income of $551,000,
  $347,000, $251,000, $297,000 and $149,000 as of December 31, 1997, 1996, 1995,
  1994 and 1993, respectively. Such purchase discounts will be amortized to income over the life of the loans, which range from one to twenty years as of December 31, 1997. The Company has no foreign loans. All dollar amounts are in thousands. During 1996, certain loans were reclassified from commercial loans to real estate loans as management determined that they had more characteristics of a real estate loan than a commercial loan. The Company has no foreign loans. All dollar amounts are in thousands.


                                                          Years ended December 31,
                                          ---------------------------------------------------------
                                            1997        1996        1995        1994        1993
                                          ---------   ---------   ---------   ---------   ---------

  Commercial loans                        $ 46,218    $ 38,666    $ 55,291    $ 57,741    $ 48,840
  Real estate loans                         48,892      43,556      26,984      26,050      29,177
  Construction loans                        15,996      14,301      12,001      10,345      18,326
  Consumer loans                             7,078       7,703       9,461      10,790      12,920
                                          --------    --------    --------    --------    --------
      Total Loans                          118,184     104,226     103,737     104,926     109,263

  Allowance for possible loan losses        (1,558)     (1,812)     (2,659)     (2,727)     (3,473)
                                          --------    --------    --------    --------    --------

      Net loans                           $116,626    $102,414    $101,078    $102,199    $105,790
                                          ========    ========    ========    ========    ========

  Maturities and Sensitivities of Loans to Changes in Interest Rates
  ------------------------------------------------------------------

  A significant portion of the commercial loan portfolio normally does not actually payoff when the loans mature. There are several factors which cause actual repayments to differ from scheduled maturities. On a commercial loan, the Company typically will establish an annual maturity date. This enables the Company to monitor the borrower's financial condition and past performance along with their compliance with any loan conditions. If the Company determines that the loan still meets its underwriting criteria, the loan may be renewed. Often times the loan will not be renewed but will be restructured so that the loan is still within the Company's underwriting guidelines. Under either of these circumstances, the commercial loan is renewed, not repaid. Before renewing a loan, the Company has the opportunity to adjust or change the interest rate charged on the loan. Therefore, in regards to the sensitivity of loans to interest rates, the maturities are important.

  Delays in the construction or marketing period might cause a construction loan not to be paid off upon maturity. The borrower may need additional time to complete the project and an extension is approved provided no other defaults have occurred. As with commercial loans, if a construction loan is renewed or extended, the Company may change the interest rate charged and/or charge additional loan fees.

  Scheduled maturities of all investment loans outstanding at December 31, 1997 are summarized in the table set forth below. As discussed above, the Company does not expect a majority of the commercial loans to be repaid upon maturity. As of December 31, 1997, a majority of the Company's construction loan portfolio is scheduled to mature in one year or less. The Company does not keep records as to the actual amount repaid upon maturity. Information regarding the loan maturities within the individual loan classifications presented above is not available. All dollar amounts are in thousands


                                             Total Loans
                                             -----------

      In one year or less                       $ 44,876
      After one year but less than five           34,453
      Over 5 years                                38,855
                                                --------

      Total loans                               $118,184
                                                ========

  On a floating interest rate loan, the Company may impose a minimum floor and/or maximum ceiling interest rate which the floating rate cannot be either reduced below or above. In doing this, the Company limits its exposure to large decreases in interest rates but also risks not receiving as much interest as possible if interest rates were to increase significantly in a short time period. Loans which have these floors or ceilings are reported as floating interest rate loans below. The total amount of loans as of December 31, 1997 due after one year, categorized as to those loans which have predetermined interest rates and those which have floating interest rates are summarized in the table set forth below. Information regarding the fixed interest rate versus variable interest rate by loan classifications presented above is not available. All dollar amounts are in thousands.

  Loan balances due after one year which have:


                                   Total Loans
                                   -----------
      Fixed interest rates             $19,347
      Floating interest rates           53,961
                                       -------

      Total Loans                      $73,308
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

  The Company's interest rate sensitivity is measured by dividing the Company's rate sensitive assets by its rate sensitive liabilities. The interest rate sensitivity ratio ("GAP") indicates what effect a change in interest rate would have on the net interest margin of a financial institution. Generally, in a positive GAP environment an increase in interest rates would increase the net interest margin while a decrease in interest rates would have a negative impact on the net interest margin. The following table sets forth the Company's interest rate sensitivity analysis as of December 31, 1997. All dollar amounts are in thousands.



                                                                            Greater
                                        Less than      3 - 12      1 - 5       than
                                         3 Months      Months      Years    5 years      Total
                                         --------     -------    -------    -------   --------
Rate Sensitive Assets:
  Loans (1)                              $ 72,312     $14,461    $16,395    $13,779   $116,947
  Interest rate swap (2)                  (20,000)          -     20,000          -          -
  Mortgage loans held for sale             96,852           -          -          -     96,852
  Investment securities (3)                 1,360       1,243      4,291          -      6,894
  Federal funds sold                            -           -          -          -          -
                                         --------     -------    -------    -------   --------

Total Rate Sensitive Assets              $150,524     $15,704    $40,686    $13,779   $220,693

Rate Sensitive Liabilities:
  Time deposits                          $ 33,821     $13,647    $ 2,895    $   123   $ 50,486
  Interest bearing demand deposits         54,906           -          -          -     54,906
  Savings deposits                          4,355           -          -          -      4,355
  Other demand deposits (4)                35,798           -          -          -     35,798
  Borrowings on line of credit              5,000           -          -          -      5,000
                                         --------     -------    -------    -------   --------

Total Rate Sensitive Liabilities          133,880      13,647      2,895        123    150,545

Cumulative GAP                           $ 16,644     $18,701    $56,492    $70,148
                                         ========     =======    =======    =======

Cumulative Rate Sensitive Assets
 as a Percentage of Rate Sensitive
 Liabilities                                 1.12        1.13       1.38       1.47
                                         ========     =======    =======    =======

  (1) Loans do not include nonaccrual loans of $1,237,000 as of December 31, 1997.

  (2) The Bank has entered into an interest rate swap agreement with a total notional principal amount of $20 million. Management entered into the agreement to reduce the impact of a decrease in interest rates on its balance sheet. The agreement effectively transfers variable rate assets to fixed rate assets. The agreement provides for the Bank to pay a variable rate of prime on the notional amount with the counterpart paying a fixed rate. The agreement terminates in April 2000.

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

  As the gap analysis demonstrates, the Company is in a positive one year gap position. The Company's one year gap ratio at December 31, 1997, was 1.13% and is within the acceptable range of 1.25% as determined by the Company's asset/liability policy.

  While the gap analysis is a useful asset/liability management tool, it does not fully assess interest rate risk. Gap analysis does not address the effects of customer options (such as early withdrawal of time deposits and options to prepay loans) and Company strategies, (such as delaying increases in interest rates paid on interest-bearing deposit accounts) on the Company=s net interest income. Therefore, a gap analysis is only one tool with which to analyze interest rate risk and must be reviewed in conjunction with other asset/liability management reports.

  Nonperforming Loans
  -------------------

  The Company's current policy is generally to cease accruing interest and to charge-off all accrued and unpaid interest on loans which are past due as to principal and/or interest for 90 days, or at an earlier time as Management determines timely collection of interest to be in doubt. As a result of placing loans on nonaccrual status, the Company did not accrue interest of approximately $126,000, $343,000 and $650,000 during 1997, 1996 and 1995, respectively, which would have been earned had such loans been performing throughout the year. On certain nonaccrual loans deemed by Management to be fully collectible, accrued interest is not charged-off. Additionally, loans which are 90 days or more past due may continue accruing interest if they are, in the opinion of Management and the Bank's Audit Committee, both well secured and in the process of collection. As of December 31, 1997, $78,000 of loans classified past due 90 days or more consists of FHA insured mortgage loans which have been repurchased and, in the opinion of Management, have no principal or interest loss exposure.

  Certain loans which are performing to their contractual obligation may be recorded as a nonaccrual loan. In some of these cases, the full amount of the payment received is used to reduce the principal balance of the loan and no interest income is recorded. These loans are recorded as such because in the opinion of Management and the Bank's audit committee or the opinion of the Comptroller, there are serious doubts as to the ability of the borrower to continue to comply with the present loan repayment terms. The interest income not recognized and applied to principal is only recognized when the loan is fully repaid. At December 31, 1997, the Bank had 12 loans totaling $248,000 which are being accounted for in this manner. Additionally, some loans which are performing to their contractual obligations may be carried as a nonaccrual loan, but interest income is being recognized on a cash received basis. In these cases, the loan is not accruing interest, but when a payment is received, the payment is being applied to principal and interest income as if the loan was on accrual status. During the year ended December 31, 1997, the Company has no loans which were being accounted for in this manner.

  The following table sets forth the total amount of nonperforming loans and the percentage of nonperforming loans to total loans for December 31, 1997, 1996, 1995, 1994 and 1993, respectively. All dollar amounts are in thousands.

                                                    1997                     1996
                                           ---------------------     --------------------
                                                      Percent of               Percent of
                                                        Total                    Total
                                           Amount       Loans        Amount      Loans
                                           -------    ----------     ------    ----------
     Performing loans accounted for on
      a nonaccrual basis                    $  248            .2%    $  878            .8%
     Nonperforming loans accounted for
      on a nonaccrual basis                    989            .9%     2,342           2.3%
     Accruing loans contractually past
      due 90 days or more                      160            .1%       277            .3%
                                            ------           ---     ------           ---
            Total                           $1,397           1.2%    $3,497           9.7%
                                            ======           ===     ======           ===
     Loans not included above which are
     "troubled debt restructuring" as
     defined in SFAS 15                     $4,100           3.5%    $4,100           4.0%

                                                                          1995                       1994
                                                                  ---------------------       ----------------------
                                                                            Percent of                   Percent of
                                                                  Amount    Total Loans       Amount     Total Loans
                                                                  -------   -----------       ------     -----------
     Performing loans accounted for on a nonaccrual basis         $ 3,684        3.6%         $1,502             1.4%
     Nonperforming loans accounted for on a nonaccrual basis        5,983        5.7%          1,634             1.6%
     Accruing loans contractually past due 90 days or more            382         .4%            826              .8%
                                                                  -------        ---          ------             ---
            Total                                                 $10,049        9.7%         $3,962             3.8%
                                                                  =======        ===          ======             ===
     Loans not included above which are "troubled
     debt restructuring" as defined in SFAS 15                          -          -               -               -


                                                                         1993
                                                                  --------------------
                                                                            Percent of
                                                                              Total
                                                                   Amount     Loans
                                                                  -------   ----------
Performing loans accounted for on a nonaccrual basis              $     -            -
     Nonperforming loans accounted for on a nonaccrual basis        9,005          8.2%
     Accruing loans contractually past due 90 days or more          4,826          4.4%
                                                                  -------          ----

            Total                                                 $13,831          12.6%
                                                                  =======          ====

     Loans not included above which are "troubled
     debt restructuring" as defined in SFAS 15                          -             -

  As of December 31, 1997, the Company had no loans in a current status where there were serious doubts as to the ability of the borrower to comply with the present loan repayment terms. Yet, due to the risks inherent in the Company's loan portfolio, Management recognizes that loans now current may become doubtful as to repayment.

  Other Real Estate Owned
  -----------------------

  The Company's policy is to acquire real estate in settlement of loans when all other repayment alternatives have been exhausted and when the Company can reasonably estimate that it can recover all or a portion of its original loan. The Company's policy is to evaluate the potential recovery based upon the fair market value of the property less estimated selling costs and any senior encumbrances which might be attached to the property. The Company's other real estate owned ("OREO") is carried at its fair market value less estimated selling costs. As of December 31, 1997, 1996 and 1995, all of the Company's OREO was acquired in settlement of real estate or construction loans.

  The following table sets forth the type of property which is included in other real estate owned as of December 31, 1997, 1996 and 1995. All amounts are in thousands.


Type of Real Estate              1997     1996      1995
------------------------------   -----   -------   ------

  Single family residence        $ 309    $1,535   $    -
  Commercial and Industrial          -     1,258      283
  Condominium                      102       626      254
  Land                              64        64      405
  Apartment building                 -         -      395
                                 -----    ------   ------

  Total                          $ 476    $3,483   $1,337
                                 =====    ======   ======

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

As required by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, impaired loans subject to the statement are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company had $1,237,000 of impaired loans as of December 31, 1997, of which the majority were collateral dependent. The total allowance for loan losses relating to $99,000 of impaired loans was $ 50,000 on December 31, 1997. Impaired loans for which there is no specific allowance for loan losses at December 31, 1997, is $1,138,000.

The following table summarizes loan balances and changes in the allowance for loan losses arising from loan charge-offs and recoveries as of the dates and for the periods indicated. All dollar amounts are in thousands.

                                           1997       1996       1995       1994       1993
                                         --------   --------   --------   --------   --------

Balance of allowance for loan losses
  at beginning of period                 $  1,812   $  2,659   $  2,727   $  3,473   $  2,131

Loans changed off:
Commercial                                  1,178        340        616        800        391
Consumer                                       24         20         32         39         80
Real Estate                                   399      1,695      1,097      1,350      1,927
                                         --------   --------   --------   --------   --------

  Total loans charged-off                $  1,601   $  2,055   $  1,745   $  2,189   $  2,398

Recoveries of loans previously
  charged-off:
Commercial                                    270        257         62        347        185
Consumer                                       12          5         10         38         10
Real Estate                                   195         43        102        146        145
                                         --------   --------   --------   --------   --------

  Total loan recoveries                       477        305        174        531        340
                                         --------   --------   --------   --------   --------

Net loans charged off                       1,124      1,750      1,571      1,658      2,058

Provision charged to operating expense        870        903      1,503        912      3,400
                                         --------   --------   --------   --------   --------

Balance of allowance for loan losses
  at end of period                       $  1,558   $  1,812   $  2,659   $  2,727   $  3,473
                                         ========   ========   ========   ========   ========

Amount of loans outstanding at end
  of period                              $118,184   $104,226   $103,737   $104,926   $109,263

Average amount of loans outstanding
  during the year                        $108,221   $ 99,609   $107,713   $102,964   $114,627

Ratio of net charge-offs during the
  period to average loans outstanding
  during the period                          1.04%      1.76%      1.46%      1.61%      1.80%
                                         ========   ========   ========   ========   ========

Allocation of Allowance for Loan Losses
---------------------------------------

In determining the level and adequacy of the allowance for loan losses, the Bank utilizes a migration analysis as recommended by the Comptroller. Due to the small size of its portfolio, the Bank Holding Company determines its allowance on a loan by loan basis. At December 31, 1997, the allowance for loan losses was approximately $1,026,000 in excess of the amounts computed using the migration analysis discussed above. This excess was determined necessary because certain historical loss percentages as indicated in the migration analysis were considered to be below the minimum amount that management believes is necessary to establish an adequate allowance for loan losses. The following tables set forth the loan pools the Company utilizes and its respective allowance established for December 31, 1997, 1996, 1995, 1994 and 1993, respectively. All dollar amounts are in thousands.

                                               December 31, 1997                      December 31, 1996
                                            ------------------------               ------------------------
                                       Percent of              Percent of     Percent of              Percent of
                                         Loans to   Allowance   Allowance       Loans to   Allowance   Allowance
                                      Total Loans      Amount    to Loans    Total Loans      Amount    to Loans
                                      ------------  ---------  -----------   ------------  ---------  -----------
Classified loans
----------------
Construction loans                            1.7%     $  159         7.9%            .9%     $   58         5.9%
First trust deed loans                        2.3%        229         8.6%           2.6%        274        10.3%
Real estate commercial borrowers               .3%         56        13.8%            .9%        237        26.7%
Guaranteed mortgage loans                       -           -           -             .7%         55         7.9%
All other loans                                .3%         67        19.6%            .8%        125        14.6%
                                             ----      ------        ----           ----      ------        ----
Total classified loans                        4.6%     $  511         9.4%           5.8%     $  749        12.3%
                                             ----      ------        ----           ----      ------        ----
Nonclassified loans
-------------------
Construction loans                           10.9%     $    -           -           10.7%     $    -           -%
First trust deed loans                       35.8%          -           -           39.4%        232          .6%
All other loans                              48.7%         21           -           44.1%         32           -
Unallocated reserve                             -       1,026         N/A              -         799         N/A
                                             ----      ------        ----           ----      ------        ----
Total nonclassified loans                    95.4%      1,047          .9%          94.2%      1,063         1.1%
                                             ----      ------        ----           ----      ------        ----
Total                                         100%     $1,558         1.3%           100%     $1,812         1.7%
                                             ====      ======        ====           ====      ======        ====
                                               December 31, 1995                      December 31, 1994
                                            ------------------------               ------------------------
                                       Percent of              Percent of      Percent of              Percent of
                                         Loans to   Allowance   Allowance        Loans to   Allowance   Allowance
                                      Total Loans      Amount    to Loans     Total Loans      Amount    to Loans
                                      ------------  ---------  -----------   ------------  ---------  -----------
Classified loans
----------------
Construction loans                            4.2%     $  608        14.0%           2.3%     $  407        16.9%
First trust deed loans                        7.1%        887        12.0%           8.9%        876         9.4%
Real estate commercial borrowers              2.8%        538        18.6%           2.1%        234        10.8%
Guaranteed mortgage loans                       -           -           -            1.1%         46         3.8%
All other loans                               1.4%        139         9.3%           3.7%        442        11.4%
                                             ----      ------        ----           ----      ------        ----
Total classified loans                       15.6%     $2,172        13.5%          18.1%     $2,005        10.6%
                                             ----      ------        ----           ----      ------        ----
Nonclassified loans
-------------------
Construction loans                            8.7%     $    -           -           11.3%     $  100          .8%
First trust deed loans                       16.0%         91          .6%          16.0%         35           -
All other loans                              59.6%        396          .7%          54.6%        536          .9%
Unallocated reserve                             -           -           -              -          51         N/A
                                             ----      ------        ----           ----      ------        ----
Total nonclassified loans                    84.4%        487          .6%          81.9%        671          .8%
                                             ----      ------        ----           ----      ------        ----
Total                                         100%     $2,659         2.6%           100%     $2,727         2.6%
                                             ====      ======        ====           ====      ======        ====

                                                  December 31, 1993
                                                ---------------------
                                         Percent of              Percent of
                                           Loans to   Allowance   Allowance
                                        Total Loans      Amount    to Loans
                                        ------------  ---------  -----------
Classified loans
----------------
Construction loans                              7.9%     $  188         2.2%
First trust deed loans                          9.1%      1,101        11.0%
Real estate commercial borrowers                1.8%        477        24.7%
Guaranteed mortgage loans                       3.5%         46         1.2%
All other loans                                 4.2%        934        20.4%
                                               ----      ------        ----
Total classified loans                         26.5%     $2,746         9.5%
                                               ----      ------        ----
Nonclassified loans
-------------------
Construction loans                             12.1%     $  230         1.7%
First trust deed loans                         16.9%          5           -
All other loans                                44.5%        492         1.0%
Unallocated reserve                               -           -         N/A
                                               ----      ------        ----
Total nonclassified loans                      73.5%        727          .9%
                                               ----      ------        ----
Total                                           100%     $3,473         3.2%
                                               ====      ======        ====

Deposits
--------

As a well capitalized Bank, as defined by the FDIC, the Bank can obtain brokered deposits without any restriction by the regulators. The Bank utilizes brokered deposits to help fund its mortgage loans held for sale. Management monitors its use of brokered deposits very closely and the board of directors of the Bank has placed limits on the use of brokered deposits. Due to the lower cost, management anticipates the utilization of brokered deposits when necessary to fund its mortgage loans held for sale.

The average amounts of deposits and the average rates paid thereon for the periods indicated are summarized below. The Bank does not have any significant foreign deposits. All dollar amounts are in thousands.

                                          December 31, 1997     December 31, 1996     December 31, 1995
                                         -------------------   -------------------   -------------------
                                         Average    Average    Average    Average    Average    Average
                                         Balance       Rate    Balance       Rate    Balance       Rate
                                         --------   --------   --------   --------   --------   --------
Noninterest-bearing demand deposits      $ 75,992         0%   $ 57,942         0%   $ 51,140         0%

Interest-bearing demand deposits           52,804       2.8%     54,126       2.6%     49,241       2.6%

Savings deposits                            4,741       2.4%      4,750       2.5%      5,711       2.7%

TCD's of $100,000 or more                  21,784       5.1%     20,708       5.3%     18,269       5.5%

Other time deposits                        14,609       5.3%     22.017       5.4%     18,754       5.0%

Broker deposits                             6,759       5.6%          -         -           -         -
                                         --------       ---    --------       ---    --------       ---
Total                                    $176,689              $159,513              $143,115
                                         ========              ========              ========

The following table shows the maturity schedule of time certificate of deposits of $100,000 or more at December 31, 1997. All of the Bank's brokered deposits, as of December 31, 1997, have a maturity date of three months or less.

Three months or less                                            $27,852
Over 3 through 6 months                                           3,554
Over 6 through 12 months                                          4,473
Over 12 months                                                      308
                                                                -------

  Total                                                         $36,187
                                                                =======

Return on Equity and Assets
---------------------------

The following table sets forth certain consolidated financial ratios relative to the Company's consolidated financial performance for the periods indicated:

                                              Years ended December 31,
                                              1997      1996      1995
                                             -------   -------   -------

Net interest spread on average assets           6.1%      5.6%      6.0%
Return on average assets                        2.5%      2.0%      1.3%
Return on average equity                       23.3%     20.9%     14.7%
Dividend payout rate                           None      None      None
Average equity on average assets               10.5%      9.4%      8.7%

Short-Term Borrowings
---------------------

From time to time during the year ended December 31, 1997, the Bank borrowed on its short-term borrowing facilities. These borrowings, together with the Bank's brokered deposits were used to fund the Bank's mortgage loans held for sale which could not be fully funded by the Bank's deposits. These back up sources of liquidity include $8.5 million of unsecured lines with other banks, a line of credit with the Federal Home Loan Bank (See Note 5 of the Company's Consolidated Financial Statements on page F-17 of this report), and borrowings against the Bank's securities available for sale. The primary source of borrowed funds was the Bank's credit line with the Federal Home Loan Bank of San Francisco. As a member of this federally assisted government agency, the Bank has secured a line of credit collateralized by certain portfolio loans of the Bank. As the mortgage loans held for sale are generally presold to institutional investors via the mandatory forward commitments, the risk to the Bank that the Bank cannot repay these short term borrowings by the ultimate sale of the mortgage loans is minimal. The Company had no category of short-term borrowings of which the average balance for the year was greater than 30% of consolidated shareholders' equity at December 31, 1997, 1996 or 1995.

Item 2. PROPERTIES
------------------

As of December 31, 1997 the Bank leases nine properties. The properties are used as administrative offices, branch offices, and mortgage banking offices. Other than real estate acquired through foreclosed loans, neither the Bank Holding Company nor the Bank owns any real property. All of the leased premises are suitable for their intended use. In the opinion of Management, all of the leased properties are adequately insured. The Bank Holding Company does not lease any property. The following table sets forth certain information with respect to leases of the Bank.

                                                         Lease        1997          1997
                                                       ----------   --------   --------------
Location                                      Square   Expiration    Rental         Effective
--------                                      ------   ----------   --------   --------------
Branch Offices                                  Feet         Date   Expense    Lease Rate (8)
--------------                                ------   ----------   --------   --------------
4665 MacArthur Court, Newport Beach (1)       17,130     12/31/00   $421,000            $1.85
8501 Wilshire Boulevard, Beverly Hills (2)     4,040     04/30/01     88,000             1.95
1045 West Katella Boulevard, Orange (3)        7,465     02/28/99    138,000             1.45

Mortgage Banking
----------------
41 Corporate Park, Irvine (4)                 22,186     07/31/02    285,000             1.32
6390 Greenwich Drive, Suite 240, San Diego     2,531     09/30/99     40,000             1.30

Mortgage Loan Production Offices
--------------------------------
4041 North Central Ave., Phoenix, AZ (5)       2,556     04/01/00     27,000             1.00
5546 E. 4th Street, Suite 112, Tucson AZ         273     06/30/98      2,300             1.41
405 No. Beaver Street, #1, Flagstaff, AZ (6)     250     02/25/98      3,540             1.18
3550 Watt Ave., #140, Sacramento, CA (7)         200     06/30/98          0             2.02

(1) During 1997, the Bank subleased approximately 2,700 square feet of these premises on a month to month basis and received rental income from the sublease of $35,000. This sublease ended on 10/31/97. Senior Management, financial services department, loan administration, the Bank's SBA department, and its construction loan department occupy approximately 7,000 square feet of the Newport Beach location.

(2) The lease expires on 4/30/01, but the Bank has the right to cancel the lease for a small cancellation charge, on or after March 1, 1999 with six months notification to the landlord.

(3) Approximately 2,000 square feet of this location is utilized for the Bank's data processing center.

(4) On July 31, 1997, the Bank entered into a new lease agreement whereby the Bank increased its rentable square footage and extended its current lease to 7/31/02. The Bank's effective lease rate during the lease term is $1.43 per square foot.

(5) The Bank subleases this space. The expiration of the sublessor's master lease expires 4/1/00. The Bank's sublease terminates on 4/1/00, but the Bank has the right to cancel the lease with a four month notification to the sublessor.

(6) The Bank has subleased one third portion of a CPA's office. The approximately square footage is indicated. After the initial lease term, the lease term converts to month-to-month.

(7) This lease consists of one office within an executive office suite. Other services, such as phone and receptionist, are included in the rental fee. This lease went into effect on January 1, 1998.

(8) Calculated as monthly charge per actual square foot over the life of the lease, except for 41 Corporate Park, Irvine, which, due to a lease extension in July 1997, is calculated as an average paid during 1997.

Item 3.  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal proceedings to which the Company is a party or to which any of their respective properties are subject, other than ordinary routine litigation incidental to the Company's business.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------

During the Bank Holding Company's Annual Meeting of Shareholders on November 20, 1997, the shareholders voted on three matters. They elected all of the nominees of the board of directors, approved the appointment of McGladrey & Pullen, LLP as the Company's independent public auditors for 1997, and increased the aggregate number of shares of common stock available for grant under the Corporation's 1995 Incentive Stock Option Plan from 200,000 to 250,000 shares. The following schedule sets forth the number of votes cast for, against, and withheld, as well as the number of abstentions and broker non-votes, including a separate tabulation with respect to each nominee for office.

                                                    Votes                Broker
                                        For      Withheld   Abstain   Non-Votes
                                     ---------   --------   -------   ---------
Election of Directors:
----------------------
Allen C. Barbieri                    1,182,700          0         0     287,449
Martin T. Hart                       1,182,700          0         0     287,449
G. Mitchell Morris                   1,180,445      2,255         0     287,449
Jon A. Salquist                      1,182,700          0         0     287,449
Bernard E. Schneider                 1,182,700          0         0     287,449

Appointment of Independent Public
---------------------------------
Auditors
--------
McGladrey & Pullen, LLP              1,179,700          0     3,000     287,449

Increase in Shares of Common         1,174,100      4,990     3,610     287,449
----------------------------
Stock Available Under 1995
--------------------------
Incentive Stock Option Plan
---------------------------

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

  The Bank Holding Company's common stock is traded on the NASDAQ Bulletin Board market under the symbol of PNBF. The Bank Holding Company is aware of three security dealers who seek to handle trades in its stock: Mitchell Securities Corporation of Portland, Oregon, Sutro and Company of San Francisco, California, and Hoefer & Arnett of San Francisco, California. The number of shareholders of record as of January 1, 1998 was approximately 338. The following table shows the range of bid quotations for each quarter within the last two fiscal years from Mitchell Securities Corporation. Such over-the-counter quotations are to the best knowledge of Management and reflect interdealer prices, without retail mark up, mark down or commissions, and may not necessarily represent actual transactions. The Bank Holding Company has not historically paid dividends on any of its shares. However, management periodically reviews the possibility of paying dividends and may decide to pay dividends in the future.

                                   High              Low

  Fourth Quarter, 1997            $19.75            $16.50
  Third Quarter, 1997              16.50             14.50
  Second Quarter, 1997             14.50             11.50
  First Quarter, 1997              11.50             11.50

  Fourth Quarter, 1996            $11.50            $11.00
  Third Quarter, 1996               7.50              6.50
  Second Quarter, 1996              7.00              6.00
  First Quarter, 1996               6.00              5.00

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATION
         ------------

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

  This annual report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, which represent the Company's expectations or beliefs including, but not limited to, statements regarding the growth of the Company, the future profitability of the Company and the sufficiency of the Company's liquidity and capital. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including those described below.

SUMMARY
-------

  The Company's diluted earnings per common and common equivalent share was $2.13 in 1997, a 36% increase over its diluted earnings per common and common equivalent shares of $1.57 in 1996. The Company's return on average assets was 2.5% in 1997 compared to 2.0% in 1996, and its return on average stockholder's equity was 23.3% in 1997 compared to 20.9% in 1996. Due to net operating loss carryforwards and the elimination of its valuation allowance on deferred tax assets, the Company's income tax expense was less than the tax at the statutory rates in 1996. On a fully taxed basis, the Company's return on average assets would have been 1.5% for 1996 and its return on average equity would have been 15.6%.

RESULTS OF OPERATIONS
---------------------

  The Company reported a record net profit of $5,020,000 in 1997 compared to a net profit of $3,556,000 in 1996. The 1997 net income is the highest earnings the Company has reported since its inception in 1982. The increase in net income was due to an increase in the Bank's net interest margin, along with an increase in income from the Bank's residential mortgage division. The increase in net interest income in 1997 compared to 1996 was a result of an increase in total assets along with a decrease in nonperforming assets. The Company reduced its nonperforming assets from $6.7 million, or 3.4% of total assets at December 31, 1996, to $1.7 million, or .7% of total assets at December 31, 1997. The Bank's residential mortgage division contributed $4,319,000 to pretax profit during 1997 compared to a pretax profit of $2,725,000 during 1996. The increase in profit of this division was a result of increased lending activity and a significant reduction of problem loan indemnification expense. During 1997, the Bank funded 8,552 mortgage loans totaling $1.13 billion compared to 1996 during which the Bank funded 6,528 mortgage loans totaling $815 million.

  During the year ended December 31, 1997, the Company had total average assets of $204.2 million, total average portfolio loans of $108.2 million and total average deposits of $176.7 million compared to total average assets of $180.0 million, total average portfolio loans of $99.6 million and total average deposits of $159.5 million during the year ended December 31, 1996. The increase in average assets primarily occurred within the mortgage loans held for sale and portfolio loan products. In 1997, the average balance of mortgage loans held for sale increased 44% and the average balance of portfolio loans increased 9% over 1996 levels. The increase in average deposits in 1997 compared to 1996 is primarily due to an increase in noninterest bearing demand deposits. A portion of this increase was due to an increased level of deposits from the Bank's escrow customers. The increases in loans and deposits were the result of continued marketing efforts and a strong economy in Southern California.

NET INTEREST INCOME
-------------------

  Although fee generating activity such as the Bank's mortgage division and the Bank's SBA division are an integral part of the Company's revenue, the Company's primary source of revenue is its net interest income. Net interest income before the provision for loan losses totaled $12,377,000 in 1997 compared to $10,090,000 in 1996. The increase of net interest income of $2,287,000 (23%), in 1997 compared to 1996 was primarily due to an increase in the Company's interest income which was partially offset by an increase in the Company's interest expense. The increase of interest income was primarily due to an increase in the average balance of mortgage loans held for sale and portfolio loans. During 1997, the balance of mortgage loans held for sale averaged $66.3 million compared to an average of $46.2 million in 1996. In addition, the balance of portfolio loans average $108.2 million in 1997 compared to an average of $99.6 million in 1996.

  The average yield on total interest bearing assets was 8.8% in 1997 compared to 8.5% in 1996, an increase of 30 basis points. The primary reasons for the increase in average yield was a increase in the average interest rates earned on portfolio loans from 9.4% in 1996, to 9.8% in 1997. The primary reason for this increase is the reduction of nonperforming loans in 1997 as compared to 1996. The average cost of interest bearing liabilities was 3.9% in 1997 compared to 3.8% in 1996, an increase of 10 basis points. This increase was primarily attributed to the increase in the volume of short term borrowings and brokered deposits. These higher costing liabilities were used to partially fund the growth of the Bank's assets.

  As a result of its normal operations, the Company assumes the risk that general interest rate levels will change. Management regularly monitors this risk, but substantial change in the interest rate environment could have an impact on the Company's net interest income and profitability. A significant portion of the Company's portfolio loans are based on a variable interest rate tied to prime. The Company mitigates the risk of a decrease in interest income due to a lower prime rate by entering into an interest rate swap agreement totaling $20 million. The agreement effectively transfers $20 million of variable rate assets tied to prime for assets with a fixed rate of 8.49% through April 1998 and 9.10% from April 1998 to April 2000. The rate the Company earns on its mortgage loans held for sale is not based on prime, but rather on the prevailing mortgage loan interest rates. During the last three months of 1997, fixed rate mortgage interest rates decreased to approximately 7.0% This reduction increased the volume of mortgage loan refinancings but reduced the interest earned on the Company's inventory of mortgage loans held for sale. Future changes in the prevailing residential mortgage rate environment can effect the volume and the interest earnings of the Bank's mortgage loans held for sale.

  PROVISIONS FOR LOAN LOSSES
  --------------------------

  The Company's provision for loan losses was $870,000 in 1997 compared to $903,000 in 1996. This resulted in an allowance of $1,558,000 at December 31, 1997 compared to $1,812,000 at December 31, 1996. The decrease in the allowance for loan losses was a result of, among other factors, a significant decrease in the classified and nonaccrual loans as of December 31, 1997. Nonaccrual loans were $1.2 million on December 31, 1997, compared to $3.2 million on December 31, 1996. Classified loans decreased 15% during 1997 from $6.1 million to $5.4 million. These decreases, along with a nominal historical loss percentage on the Company's nonclassified loans during the past three years and a strong Southern California economy have been the most significant reason for the reduction in the allowance for loan loss.

  The allowance for loan loss is a result of Management's analysis of the estimated inherent losses in the Company's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan levels and Management analysis of current economic conditions. As an integral part of its examination process, the Comptroller reviews the Bank's allowance. The Comptroller may require the Bank to recognize additions to the allowance based upon judgments different from those of Management. Management believes that the allowance at December 31, 1997 is adequate to absorb the inherent risks in the Company's loan portfolio. The table below provides more specific data relative to the Company's allowance and nonperforming assets. All dollar amounts are in thousands.

                                                             December 31, 1997    December 31, 1996
    Allowance for possible loan losses                                  $1,558               $1,812
    Loans past due 90 days or more and accruing                            160                  277
    Nonaccrual loans                                                     1,237                3,220
    Classified loans                                                     5,433                6,087
    Troubled debt restructuring                                          4,102                4,108
    Other real estate owned                                                476                3,483

    Allowance for possible loan losses as a percent of:
      Total loans                                                          1.3%                 1.7%
      Nonaccruing loans                                                  125.9%                56.3%
      Classified loans                                                    28.7%                29.8%

    Nonperforming loans and real estate owned
      as a percent of total assets:                                         .7%                 3.4%

  OTHER INCOME
  ------------

  Residential mortgage loan processing fees, premiums earned on the sale of residential mortgage loans held for sale and SBA loans, and service charges and other fees charged to Bank customers continue to be the primary components of other income. Mortgage division gross income was $15.1 million in 1997, an increase of 36% from the 1996 gross income of $11.1 million. The increase in the mortgage division's gross revenue was a direct result of an increase in the volume of mortgage loans originated and sold. The increased volume is a result of the division's continued reputation for quality service and competitive pricing, along with a continual effort to increase its market share within its current market and expand into new marketing areas. In addition, the strong economic environment in Southern California, and the lower interest rate environment added to a strong home buyer's market in 1997. Purchase money loans dominated the Bank's mortgage loan volume in 1996 and 1997. These loans are less volatile to changes in mortgage loan interest rates than refinancing mortgage loans, but are more dependent on a good economy. With the reduction of fixed mortgage interest rates in the fourth quarter of 1997 the Bank experienced an increase in the volume of loan refinancings. As the volume of mortgage loan refinancings increase more mortgage companies enter the industry. This creates more competition along with increased demand for knowledgeable mortgage loan employees. If the low interest rate environment continues, management anticipates an increase in the volume of mortgage loan refinancings and increases in salaries and wages. When the low interest rate environment changes, the competition becomes fierce, pricing margins tend to tighten significantly, and the loan volume tends to decrease. These changes could have a significant impact on the profitability of this department.

  During 1997, the Bank's SBA department had gain on the sale of SBA loans of $638,000 compared to $463,000 in 1996. Including interest income on SBA loans held in portfolio and loan servicing income on SBA loans sold, the Bank's SBA department contributed $937,000 to pretax profit compared to a contribution of $649,000 in 1996. The increase in gross revenue in this department is due to an increase in SBA loan activity which is due to management's efforts to grow this department of the Bank. The Bank has a Preferred Lender status with the Santa Ana, Los Angeles, and San Diego Counties' SBA District Offices. These SBA offices cover all loans within Orange, Los Angeles, San Bernardino, Riverside, Ventura, Santa Barbara and San Diego counties. This status has enabled the Bank to give quicker loan approval and better customer service. From time to time, the government changes its SBA policies, guidelines, and funding availability. These changes could have a material impact on the Bank's ability to continue to generate a profit from this department.

  OTHER EXPENSES
  --------------

  Total other expenses were $19,744,000 in 1997, compared to other expenses of $17,513,000 in 1996. Outside of the mortgage division, the Company's other expenses increased $35,000 while the Bank's residential mortgage division's expenses increased $2,196,000. The increase in the mortgage division expenses is a direct result of the large increase in the loan activity of the department. The increase in mortgage division expenses is primarily due to an increase in salaries and benefits, commissions, occupancy and other direct costs associated with the origination and sale of mortgage loans. These increases were partially offset with a decrease of problem loan indemnification expenses. This expense, which relates to the Bank's liability associated with representations, warranties and certain recourse provisions tied to loan delinquencies made to purchasers and insurers of mortgage loans was $276,000 in 1997 compared to $1,080,000 in 1996. This reduction was due in part to the elimination of certain delinquency recourse provisions in the purchase contracts of several mortgage loan purchasers. These more favorable contract provisions took effect in the fourth quarter of 1996.

  Aside from the mortgage division expenses, increases in the Company's salaries and other deposit expenses were offset with reductions in insurance, occupancy and legal expenses. The increase in salaries was primarily due to an employee performance bonus plan that was based on a combination of the increase in net income of the Company along with the reduction of nonperforming assets. The increase in other deposit expense is a result of the increase of noninterest bearing demand deposits for which the Bank provides an earnings allowance and purchases external services on behalf of these customers. The decrease in insurance was the result of lower SAIF deposit insurance premiums in 1997 as a result of a one time special assessment of $307,000 to recapitalize the SAIF fund in 1996. The decrease in occupancy costs was partially a result of the full depreciation of the Bank's data processing equipment along with a reduction of telephone costs.

  PROVISION FOR INCOME TAXES
  --------------------------

  The Company recognized a provision for income tax of $3,561,000 during 1997 compared to a provision for income taxes of $945,000 in 1996. The 1997 provision for income tax represents a full income tax provision of 42% of pretax income. During 1997, management eliminated the valuation allowance on deferred tax assets as they believe that it was more likely than not that the Company's deferred tax assets will be realized in the future. This elimination of the valuation allowance lowered the Company's 1997 effective tax rate on the statement of income from 42% to 21%. The Company expects to record a full income tax provision of 42% of the pretax income in 1998.

  LIQUIDITY
  ---------

  Liquidity as it relates to banking, represents the ability to obtain funds to meet loan requirements and to satisfy demand for deposit withdrawal. The principal source of funds that provide liquidity to the Bank are cash balances, federal funds sold, securities available for sale and a portion of mortgage loans held for sale. The Bank's portfolio loan-to-deposit ratio (excluding brokered deposit) at December 31, 1997 was 59.0% as compared to 60.0% at December 31, 1996. The Bank's total nonbrokered deposits increased
  $27.7 million (16.2%) from December 31, 1996 to December 31, 1997.   A large
  portion of the Bank's deposits consist of deposits maintained by escrow companies and, to a lesser degree, title insurance companies. At December 31, 1997, escrow and title insurance companies' deposits totaled $45.4 million or 22.9% of total nonbrokered deposits. This compared to escrow and title insurance deposits of approximately $28.2 million or 16.6% of total deposits at December 31, 1996. The Bank's policy is to maintain these deposits at a level not to exceed 25% of total deposits. The Bank monitors the deposit levels of this group closely.

  The Bank's residential mortgage division utilizes the Bank's funding sources to fund its mortgage loans held for sale. During 1997, the average time between funding and sale of a mortgage loan was 22 days. Management can slow down or speed up the shipping and sale of these loans, and manages the balance of the mortgage loans held for sale to match its funds available. In this way, management maximizes the yield on its liquid assets. In 1997, mortgage loans held for sale earned 7.7%, while federal funds sold earned 5.2%. Due to fluctuations in funding and sale of mortgage loans, along with changes in the deposit balances of the Bank, the matching of liquid assets and mortgage loans held for sale is not always achieved. At certain times during 1996, and throughout 1997, the Bank utilized its back up borrowing relationships, along with brokered deposits, to help fund the mortgage loans held for sale. These back up sources include unsecured lines of credit with other banks, a line of credit with the Federal Home Loan Bank and borrowings against the Bank's securities available for sale. During 1997 the average balance of short term borrowing and brokered deposits was $3.3 million and $6.8 million, respectively.

  Liquidity as its relates to the Bank Holding Company represents the ability to obtain funds to support investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances and loan portfolio, as well as its ability to raise capital by selling additional shares of common stock. Another common source of liquidity to a bank holding company is cash dividends from its subsidiary bank. During 1997 the Bank paid a $2.0 million cash dividend to the Bank Holding Company. This dividend, along with the principal payments of its loan portfolio, helped the Bank Holding Company fund a $2.5 million investment in Alta Residential Mortgage, Inc. ("Alta"). Alta is a newly formed real estate investment trust which will focus on the investment in and management of residential mortgage loans.

  CAPITAL RESOURCES
  -----------------

  The capital adequacy of a financial institution is generally measured by relating the amount of capital to total assets. Risk-based capital guidelines require that each bank holding company and bank maintain a minimum ratio of core capital and total capital to risk-weighted assets of 4% and 8%, respectively. Leverage capital guidelines serve as a backstop to the risk-based capital rules, and require every bank holding company, as well as every bank, to maintain a minimum level of equity to adjusted assets. During 1997, the Company's strong earnings out paced the Company's growth in assets and, therefore, its capital ratios increased. The Bank's earnings, after the dividend to the Bank Holding Company, were proportional to the growth of the Bank's assets and, therefore, its capital ratios remained relatively stable. At December 31, 1997 and 1996, the Company's and the Bank's capital ratios were well in excess of all the minimum required levels. The federally mandated minimum capital requirements and the actual capitalization of the Company and the Bank are set forth below.

                                                                   1997                     1996
                                                          ----------------------   ----------------------
                                                           Pacific          PNB     Pacific          PNB
                                                          National    Financial    National    Financial
                                Regulatory Requirement        Bank        Group        Bank        Group
                                -----------------------   ---------   ----------   ---------   ----------
    Leverage Capital Ratio                         4.0%        8.8%        10.5%        8.8%        10.0%

    Risk Based Capital
      Tier I Capital                               4.0%       12.3%        14.5%       12.0%        13.7%
      Total Capital                                8.0%       13.2%        15.5%       13.3%        14.9%

  YEAR 2000 COMPUTER COMPLIANCE
  -----------------------------

  The Bank has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Bank's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Bank presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Bank's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 may have a material impact on the operations of the Bank. In addition, management does not expect the modifications to existing software or new software which is purchased to have a material impact on future earnings.

  Item 7. FINANCIAL STATEMENTS
  ----------------------------

  The financial statements of the Company are included in a separate section of this annual report beginning on page F-1, following signature page 46.

  Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  -----------------------------------------------------------------------
  FINANCIAL DISCLOSURES
  ---------------------

  None

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
---------------------------------------------------------------------

    As of December 31, 1997, the board of directors of the Company consists of five (5) members, all of whose terms expire at the next annual meeting of shareholders. Executive officers of the Company serve at the pleasure of the board of directors. The following table sets forth certain information concerning the directors and executive officers of the Company.

                                  Position in PNB       Served
                                  Financial Group       Since    Age
                              -----------------------   ------   ---

    Allen C. Barbieri         Director/President/CEO      1994    39
    Martin T. Hart            Director                    1990    62
    Doug L. Heller            Chief Financial Officer     1990    40
    G. Mitchell Morris        Director                    1997    77
    Jon A. Salquist           Director                    1996    53
    Bernard E. Schneider      Director/Chairman           1991    52

    A brief summary of the background and business experience of each of the above persons during the past five years is set forth below.

    Allen C. Barbieri has been the President and Chief Executive Officer of the
    -----------------
    Bank since 1994, and is currently the President and Chief Executive Officer of the Company. Mr. Barbieri has worked in the banking industry since 1986. He received a Masters Degree in Business/Finance from the Massachusetts Institute of Technology.

    Martin T. Hart is an active private investor.  He serves on the board of
    --------------
    directors of private and publicly held companies, including Mass Mutual Corporate Investors, Inc., Mass Mutual Participation Investors, PJ America, Schuler Homes, Inc., Optical Securities Group, Inc., Ardent Software Inc., and T-Netix Communications. Mr. Hart is a graduate of Regis College.

    Doug L. Heller has been the Executive Vice President and Chief Financial
    --------------
    Officer of the Bank, and Chief Financial Officer of the Company since 1990. Mr. Heller graduated from the University of Colorado Business School and earned his certified public accountant license in 1983.

    G. Mitchell Morris is retired and a private investor.  Mr. Morris is a
    ------------------
    graduate of the University of Pennsylvania.

    Jon A. Salquist is an active private investor.  He holds a Masters Degree
    ---------------
    from Stanford University.

    Bernard E. Schneider is a partner and an attorney with the international law
    --------------------
    firm of McDermott, Will and Emery. Mr. Schneider has served as Chairman of the Board of the Company since 1996 and the Bank since 1993. Mr. Schneider graduated from Whittier College and received his Juris Doctor from the University of Southern California.

Item 10.  EXECUTIVE COMPENSATION
--------------------------------

The total compensation paid or accrued by the Company and the Company's subsidiaries for the years ended December 31, 1997, 1996 and 1995, to the Company's Chief Executive Officer ("CEO") and the four most highly compensated executive officers ("Named Executive Officers") are presented below in the summary compensation table.

                          SUMMARY COMPENSATION TABLE
                          --------------------------

                                                                Other
                                                               Annual
Name (1)                         Year     Salary      Bonus   Comp.(2)    Options
--------                         ----     ------    -------   --------    -------
Allen C. Barbieri                1997   $150,000    $250,000        440    125,000
                                 1996    146,833     120,000      1,292          0
                                 1995    131,000      35,000      1,493          0

Doug L. Heller                   1997    130,000     100,000        224     20,000
                                 1996    128,333      60,000        864          0
                                 1995    120,000      20,000        808          0

Allan Gibson                     1997    120,000      60,000      1,880      5,000
                                 1996    120,000      32,500      1,780          0
                                 1995    120,000      10,000      1,831          0

Gregory M. Savino                1997    114,000      20,000        900      5,000
                                 1996    114,000      35,000        284      3,000
                                 1995    114,000      10,000        536          0

Herb Reynolds                    1997    125,812      40,000      1,539      3,750
                                 1996    125,812      12,500      1,492          0
                                 1995    129,058       5,000      1,391          0

(1)  Allen C. Barbieri     President and Chief Ex ecutive Officer of Pacific
                           National Bank and the  Company
     Doug L. Heller        Executive Vice President and Chief Financial Officer
                           of Pacific National Bank, Chief Financial Officer of
                           the Company
     Allan Gibson          Executive Vice President and Chief Operating Officer
                           of Pacific National Bank
     Gregory M. Savino     Executive Vice President and Senior Loan and Credit
                           Officer of Pacific National Bank
     Herb Reynolds         Executive Vice President

(2)  Other fringe benefits.

The Company has no stock appreciation rights, restricted stock awards or long term incentive plan payouts. The following table sets forth the number of stock options granted in 1997 for the named executive officers:

                      Options Granted in Last Fiscal Year
                      -----------------------------------

                                   Number of     Percent of Total Options           Exercise or
                       Securities Underlying                   Granted to            Base Price           Expiration
                         Options Granted (#)     Employees in Fiscal Year             ($/Share)                 Date
                       ----------------------   -------------------------   -------------------------   -----------
Allen C. Barbieri              125,000                    71.3%                       $11.50               3/1/08
Doug L. Heller                  20,000                    11.4%                        11.50               3/1/08
Allan Gibson                     5,000                     2.9%                        11.50               3/1/08
Gregory M. Savino                5,000                     2.9%                        11.50               3/1/08
Herb Reynolds                    3,750                     2.1%                        11.50               3/1/08

The following table sets forth the number of unexercised stock options, along with the value of unexercised in-the-money options as of December 31, 1997 for the named executive officers. For the purpose of calculating the value of unexercised in-the-money options, the fair market value of the Company's stock was estimated at $19.75 per share based upon the high bid price for the 4th quarter of 1997 as reported by Mitchell Securities.

              Aggregate Options Exercised in Last Fiscal Year and
              ---------------------------------------------------
                         Fiscal Year End Options Value
                         -----------------------------

                          Shares                 Number of Unexercised    Value of Unexercised
                         Acquired                       Options           in-the-money options
                            on                        at FY-End(#)            at FY-End($)
                         Exercise     Value           Exercisable/            Exercisable/
       Name                 (#)      Realized        Unexerciseable          Unexerciseable
       ----              --------    --------    ---------------------    --------------------
Allen C. Barbieri             N/A         N/A           75,000/100,000     $1,018,750/$825,000
Doug L. Heller             10,000    $130,000            14,000/16,000         195,500/132,000
Allan Gibson                  N/A         N/A             11,000/4,000          170,750/33,000
Gregory M. Savino           2,000      16,000              9,000/4,000          138,250/33,000
Herb Reynolds               2,000      16,000                  0/3,000                0/24,500

The Bank Holding Company and the Bank have entered into employment agreements with its three key executive officers, Allen Barbieri, Doug Heller and Allan Gibson, which set forth the terms and conditions under which each would be employed by the Bank Holding Company or the Bank. Other than a termination clause and a not to compete clause, this agreement is consistent with all normal employment policies of the Company. The agreements set forth that each employee's initial term of employment shall be for one year and shall be extended by the board for additional successive terms of one year. The board may terminate their employment for cause without any additional compensation at any time during the term of the agreement. If their employment is terminated without cause, or if the Bank Holding Company or the Bank gives written notice to either Messrs. Barbieri, Heller or Gibson of its intention not to renew for a successive term, then the employee is entitled to an amount equal to one times his annual base salary. In addition, the agreement stipulates that if the employee terminates his employment or if the Bank Holding Company or the Bank terminates the employment for cause, the employee agree for a one year period, effective on the date of termination, not to engage in any business which is in competition with the business of the Company within the general location of the Company, or not to contact or solicit any person or entity which is a customer or employee of the Company or the Bank. If the Bank Holding Company or the Bank terminates the employment without cause, then the noncompete clause is limited to a three month period effective on the date of termination. This agreement shall be assignable to and shall be binding upon and inure to the benefit of any successor of the Bank Holding Company or the Bank including the transfer, directly or indirectly, of all or substantially all of the assets of the Bank Holding Company or the Bank whether by merger, consolidation, sale or otherwise.

The Bank compensates its outside directors for their participation in board of directors meetings along with other committee meetings. The amount for each committee is based upon several factors including an estimation of the time devoted to the preparation of each meeting and the length of time at each meeting. Due to the extra time devoted, the chairman of each committee is compensated double the normal committee fee. The Bank Holding Company does not compensate its outside directors for their participation in the board of directors meetings or any other committee meeting. The Bank Holding Company does reimburse its directors for travel expenses associated with their attendance at the board meetings. The schedule below sets forth the compensation which each outside Bank director was paid during 1997 for their participation in each committee meeting along with the frequency of each committee meeting.

Committee                                 Company   Fee   Frequency
---------                                 -------   ---   ----------

Board of Directors                        Bank      500   Monthly
Audit Committee                           Bank      200   Bi-Monthly
Loan Committee                            Bank      200   Weekly
Asset Liability Committee                 Bank      200   Quarterly
Community Reinvestment Act Committee      Bank      200   As needed
Compensation Committee                    Bank      200   As needed

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of March 17, 1998, information with respect to the securities holdings of all persons which the Registrant has reason to believe may be deemed the beneficial owners of more than 5% of the Registrant's outstanding Common Stock. The following table indicates the beneficial ownership of such individuals numerically calculated based upon the total number of shares of common stock outstanding. Also set forth in the table is the beneficial ownership of all shares of the Registrant's outstanding stock, as of such date, of all directors and named executive officers, individually, and all directors and executive officers as a group.

Name and Address                               Amount and Nature         % of
Beneficial Owner                            of Beneficial Ownership   Ownership
----------------                            -----------------------   ---------

Allen C. Barbieri                                  278,958(1)          11.70%
9 Carnelian
Irvine, CA 92614

Allan Gibson                                        15,000(2)              *
4704 East Hastings
Orange, CA 92667

Martin T. Hart                                     411,022             18.02%
875 Race Street
Denver, CO 80206

Doug L. Heller                                      55,191(3)           2.40%
14 Estrella
Irvine, CA 92714

G. Mitchell Morris                                 241,312             10.58%
4277 Park Terrace Drive
Salt Lake City, UT 84124

Herb Reynolds                                          -0-                 0%
213 Louise Drive
Placentia, CA 92870

Jon A. Salquist                                    266,000             ll.66%
2725 N. W. Circle A Drive
Portland, OR 97229

Gregory M. Savino                                   14,080(4)              *
28461 Rancho De Juana
Laguna Niguel, CA 92656

Bernard E. Schneider                                20,000                 *
326 Emerald Bay
Laguna Beach, CA 92651

James Schuler                                      380,062             16.66%
828 Fort Street Mall
Honolulu, Hawaii 96813

All Directors and Executive Officers             1,301,563(5)          54.09%
as a Group (9 Persons)

(1) Includes options to purchase 100,000 shares of the Company stock pursuant to the Company's stock option plan, which are exercisable within 60 days.
(2) Includes options to purchase 12,000 shares of common stock of the Company pursuant to the Company's stock option plan, which are exercisable within 60 days.
(3) Includes options to purchase 18,000 shares of the Company stock pursuant to the Company's stock option plan which are exercisable within 60 days.
(4) Includes options to purchase 10,000 shares of common stock of the Company pursuant to the Company's stock option plan which are exercisable within 60 days.
(5) Includes options to purchase 140,000 shares of the Company stock pursuant to the Company's stock option plan which are exercisable within 60 days.

 *   Less than 1%

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The Bank Holding Company and the following directors, executive officers and principal shareholders of the Company, Messrs. Barbieri, Hart, Heller, Morris, Salquist, Schneider and Schuler have invested in, and are shareholders of Alta Residential Mortgage, Inc. ("Alta"). Alta is a privately held real estate investment trust which was capitalized on 12/24/97 by issuing 1,951,500 shares of common stock at $10.00 per share and warrants to purchase an additional 1,951,500 shares of Alta's common stock. The warrants are exercisable at $10.00 per common share and are exercisable for a period of 5 years from issuance. The Bank Holding Company purchased 100,000 shares of common stock at $10 per share, and was granted warrants to purchase an additional 100,000 shares at a price of $10 per share. In addition, the Bank Holding Company loaned $1.5 million to Alta as convertible debt which will convert into 150,000 shares of common stock at such time as Alta increases its capitalization to 5 million shares of issued and outstanding common stock. Upon conversion of the 1.5 million convertible debt, the Bank Holding Company will be issued a warrant to purchase an additional 150,000 shares of Alta's common stock at $10.00 per share. As of December 31, 1997, the Bank Holding Company and Messrs. Barbieri, Hart, Heller, Morris, Salquist, Schneider and Schuler own 5.12%, 2.05%, 3.84%, .92%, 2.56%, 9.74%,
 .13% and 2.56%, respectively, of the outstanding common shares of Alta.

In addition to the security holdings, Messrs. Barbieri, Hart and Salquist are board members of Alta. Along with his position in the Bank Holding Company and the Bank, Mr. Barbieri is also the Chairman and C.E.O. of Alta. In connection with his position in Alta, effective January 1998, Alta is reimbursing the Bank $100,000 of Mr. Barbieri's salary. The Bank has also entered into two agreements with Alta. The agreements provide that Alta will be given a first right of refusal to purchase residential mortgage loans originated by the Bank and that the Bank will provide certain administrative and other services to Alta. All transactions between the two companies have been based upon the fair market value for such services or sales of mortgage loans.

                                    PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Financial Reports
-----------------

The following consolidated financial statements of the Company are included in a separate section of this annual report on form 10-KSB on the page numbers specified below:

                                                                  Page(s)
                                                                  -------

Report of Independent Auditors for 1997 and 1996                    F-1

Consolidated Balance Sheets                                         F-2

Consolidated Statements of Income                                   F-3

Consolidated Statements of Stockholders' Equity                     F-4

Consolidated Statements of Cash Flows                               F-5

Notes to Consolidated Financial Statements                          F-6
                                                                  through
                                                                    F-30

Exhibits
--------

  No.             Exhibit
  ---             -------

  3.1             Restated Articles of Incorporation (1)
  3.2             Bylaws of the Company (2)
  3.3             Amended Articles of Incorporation (3)
  4               Section Eight of the By-laws of the Company (2)
  10.1            1985 Incentive Stock Option Plan (4)
  10.2            1985 Amended Non Qualified Stock Option Plan (5)
  10.3            1996 Incentive Stock Option Plan (6)
  10.4            Executive Officer Employment Contracts
  21              Subsidiaries of the Company
  23.1            Consent of McGladrey & Pullen, LLP
  27              Financial Data Schedule

(1) Filed as Exhibit 3.1 to registrant's 1989 Annual Report on Form 10-K, which is incorporated herein by reference.
(2) Filed as Exhibit 6, to Registrant's Registration Statement on Form S-14 (File No. 2-78580), which exhibits are incorporated herein by reference.

(3) Filed as Exhibit 3.3 to Registrant's 1990 Annual Report on Form 10-K, which is incorporated herein by reference.
(4) Filed on Form S-8 on April 5, 1989, which is incorporated herein by reference.
(5) Files on Form S-8 on December 16, 1996, File # 333-17997, which is incorporated herein by reference.
(6) Filed on Form S-8 on December 16, 1996, File #333-17999, and amended on September 24, 1997, File #333-36255 which is incorporated herein by reference.

Reports on Form 8-K.
-------------------

During the last quarter of 1997, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 1998.

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

Signature                          Title                             Date
---------                          -----                             ----


/s/ ALLEN C. BARBIERI              President and Director        March 30, 1998
--------------------------------
ALLEN C. BARBIERI


/s/ DOUG L. HELLER                 Chief Financial Officer       March 30, 1998
--------------------------------
DOUG L. HELLER


/s/ MARTIN T. HART                 Director                      March 30, 1998
--------------------------------
MARTIN T. HART


/s/ G. MITCHELL MORRIS             Director                      March 30, 1998
--------------------------------
G. MITCHELL MORRIS


/s/ JON A. SALQUIST                Director                      March 30, 1998
--------------------------------
JON A. SALQUIST

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
PNB Financial Group
Newport Beach, California


We have audited the accompanying consolidated balance sheets of PNB Financial Group and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PNB Financial Group and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Anaheim, California
January 29, 1998

PNB FINANCIAL GROUP

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996

ASSETS                                                                   1997           1996
---------------------------------------------------------------------------------------------------
Cash and Due from Banks (Note 14)                                    $ 15,185,000      $ 12,700,000
Federal Funds Sold                                                             -          6,000,000
                                                                     ------------------------------

       Total cash and cash equivalents                                 15,185,000        18,700,000
Securities Available for Sale (Notes 2 and 6)                           6,910,000         7,381,000
Mortgage Loans Held for Sale (Note 3)                                  96,852,000        62,620,000
Loans, net of allowance for loan losses 1997
 $1,558,000;  1996 $1,812,000 (Notes 3, 5 and 6)                      116,626,000       102,414,000
Premises and Equipment (Note 4)                                         1,094,000         1,150,000
Other Real Estate Owned                                                   476,000         3,483,000
Other Assets (Notes 4 and 9)                                            5,731,100         2,450,000
                                                                     ------------------------------
       Total assets                                                  $242,874,000      $198,198,000
                                                                     ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------

Deposits (Note 5)
 Noninterest bearing                                                 $101,343,000      $ 70,754,000
 Interest bearing                                                     109,747,000        99,285,000
                                                                     ------------------------------
       Total deposits                                                 211,090,000       170,039,000

Line of Credit (Note 5)                                                 5,000,000         7,000,000
Other Liabilities                                                       2,787,000         2,476,000
                                                                     ------------------------------
       Total liabilities                                              218,877,000       179,515,000
                                                                     ------------------------------

Commitments and Contingencies (Notes 3, 6 and 14)

Stockholders' Equity (Notes 7 and 14)
 Common stock, no par value; 20,000,000 shares
   authorized; 2,265,280 and 2,170,783 shares
   issued and outstanding at December 31, 1997
   and 1996, respectively                                              16,234,000        16,012,000
 Retained earnings                                                      7,754,000         2,734,000
 Unrealized gain (loss) on securities available for sale,
   net (Note 2)                                                             9,000           (63,000)
                                                                     ------------------------------

       Total stockholders' equity                                      23,997,000        18,683,000
                                                                     ------------------------------

                                                                     $242,874,000      $198,198,000
                                                                     ==============================

See Notes to Consolidated Financial Statements.

PNB FINANCIAL GROUP

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1997 and 1996


                                                          1997         1996
-------------------------------------------------------------------------------

Interest Income (Note 8)                              $16,421,000   $13,978,000
Interest Expense (Note 8)                               4,044,000     3,888,000
                                                      -------------------------
       Net interest income                             12,377,000    10,090,000
Provision for Loan Losses (Note 3)                        870,000       903,000
                                                      -------------------------
       Net interest income after provision
         for loan losses                               11,507,000     9,187,000
                                                      -------------------------

Other Income
 Commissions and other revenue from mortgage
   banking operations (Note 10)                        15,146,000    11,129,000
 Service charges, fees and other (Note 2)               1,034,000     1,235,000
 Gain on sale of SBA loans (Note 3)                       638,000       463,000
                                                      -------------------------
                                                       16,818,000    12,827,000
                                                      -------------------------

Other Expenses
 Mortgage banking operations (Notes 3 and 10)          10,585,000     8,390,000
 Salaries and employee benefits                         4,303,000     3,953,000
 Other deposit expense (Note 5)                         1,424,000     1,039,000
 Occupancy (Note 6)                                     1,380,000     1,538,000
 Other expenses (Note 8)                                2,052,000     2,593,000
                                                      -------------------------
                                                       19,744,000    17,513,000
                                                      -------------------------
       Income before provision
         for income taxes                               8,581,000     4,501,000

Provision for Income Taxes (Note 9)                     3,561,000       945,000
                                                      -------------------------
       Net income                                     $ 5,020,000   $ 3,556,000
                                                      =========================

Earnings per Share
 Basic                                                $      2.27   $      1.64
                                                      =========================

 Diluted                                              $      2.13   $      1.57
                                                      =========================

See Notes to Consolidated Financial Statements.

PNB FINANCIAL GROUP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1997 and 1996




                                                                              Unrealized
                                                                              Gain (Loss)
                                   Common Stock                Retained      on Securities      Total
                              ---------------------------      Earnings        Available     Stockholders'
                                 Shares         Amount         (Deficit)     for Sale, net      Equity
---------------------------------------------------------------------------------------------------------
Balance, December 31,
 1995                          2,187,933      $16,134,000      $  (822,000)    $(840,000)     $15,228,000

 Exercise of stock options         7,500           29,000               -             -            29,000
 Repurchase of common
   stock                         (24,650)        (151,000)              -             -          (151,000)
 Decrease in unrealized
   loss on securities
   available for sale, net            -                -                -         21,000           21,000
 Net income                           -                -         3,556,000            -         3,556,000
                            -----------------------------------------------------------------------------

Balance, December 31,
  1996                         2,170,783       16,012,000        2,734,000       (63,000)      18,683,000
  Exercise of stock options      127,500          453,000               -             -           453,000
  Repurchase of common
   stock                         (33,003)        (521,000)              -             -          (521,000)
  Tax benefit on exercise
   of stock options                   -           290,000               -             -           290,000
  Decrease in unrealized
   loss on securities
   available for sale, net            -                -                -         72,000           72,000
  Net income                          -                -         5,020,000            -         5,020,000
                            -----------------------------------------------------------------------------

Balance, December 31,
  1997                         2,265,280      $16,234,000      $ 7,754,000     $   9,000      $23,997,000
                            =============================================================================

See Notes to Consolidated Financial Statements.

PNB FINANCIAL GROUP

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997 and 1996

                                                                           1997            1996
--------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net income                                                        $     5,020,000    $   3,556,000
 Adjustments to reconcile net income to net cash
   (used in) operating activities:
   Depreciation and amortization                                           541,000          585,000
   Provision for loan losses                                               870,000          903,000
   Provision for indemnification losses                                    276,000        1,080,000
   Gain on sale of other real estate owned                                (288,000)        (472,000)
   Gain on sale of mortgage loans held for sale, net                    (9,584,000)      (7,842,000)
   Proceeds from sale of mortgage loans held for sale                1,103,690,000      802,208,000
   Origination of mortgage loans held for sale                      (1,128,338,000)    (815,018,000)
   Change in other assets and liabilities, net                             (37,000)      (1,573,000)
                                                                   --------------------------------
       Net cash (used in) operating activities                         (27,850,000)     (16,573,000)
                                                                   --------------------------------

Cash Flows from Investing Activities
 Proceeds from sale of available for sale securities                     2,052,000        3,052,000
 Proceeds from maturities of available for sale securities                 568,000        1,000,000
 Purchase of available for sale securities                              (2,206,000)        (830,000)
 Net change in loans                                                   (17,273,000)      (6,178,000)
 Proceeds from sale of other real estate owned                           5,464,000        2,329,000
 Acquisitions of premises and equipment                                   (402,000)        (380,000)
 Investment and convertible debt in REIT (Note 4)                       (2,500,000)              -
                                                                   --------------------------------

       Net cash (used in) investing activities                         (14,297,000)      (1,007,000)
                                                                   --------------------------------

Cash Flows from Financing Activities
 Proceeds from borrowings on notes payable                             794,228,000       15,360,000
 Payments on notes payable                                            (796,579,000)      (8,009,000)
 Net change in deposits                                                 41,051,000       12,737,000
 Sale of common stock                                                      453,000           29,000
 Repurchase of common stock                                               (521,000)        (151,000)
                                                                   --------------------------------

       Net cash provided by financing activities                        38,632,000       19,966,000
                                                                   --------------------------------

       Net increase (decrease) in cash and
         cash equivalents                                               (3,515,000)       2,386,000

Cash and Cash Equivalents
 Beginning of year                                                      18,700,000       16,314,000
                                                                   --------------------------------

 End of year                                                       $    15,185,000    $  18,700,000
                                                                   ================================
Supplemental Disclosures (Note 13)

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

The Bank operates three commercial loan and depository regional offices, two mortgage loan offices and four mortgage loan production offices. With the exception of the four mortgage loan production offices, all of the offices are in the Southern California marketplace with deposit taking offices in Newport Beach, Beverly Hills, and Orange, and mortgage division offices in Irvine and San Diego. The four mortgage loan production offices are located in Phoenix, Flagstaff, and Tucson, Arizona and Sacramento, California.

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

Cash and cash equivalents:

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less and federal funds sold to be cash equivalents. The Company has deposits at other banks in excess of insured limits. The Company has not experienced any losses in such accounts.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)


Securities available for sale:

Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity and equity securities in the Federal Home Loan Bank and the Federal Reserve Bank which is a required investment to acquire membership privileges in those institutions. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. These fair values are based on quoted prices when such quotes are available. In the absence of quoted market prices, securities are priced based on quotes obtained from certain brokers who estimate the fair value based upon quoted prices for similar securities. There can be no assurance that prices estimated for such securities can be realized upon ultimate sale. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of any related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

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

Loans:

Loans are stated at amounts advanced less payments received, unearned fees and loan discounts. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient at the loan's observable market price or the fair value of the collateral less estimated selling cost if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Interest income on loans is accrued daily except where reasonable doubt exists as to the collectibility of the interest, in which case the accrual of interest income is discontinued. Cash payments received after the accrual of interest income is discontinued is applied to principal. The Company's current policy is generally to cease accruing interest and to charge off all accrued and unpaid interest on loans which are past due as to principal and/or interest for 90 days, or at an earlier time, if management determines timely collection of interest is in doubt. Loan origination fees and certain incremental direct costs relating to loan originations are deferred and amortized over the life of the loan. Discounts on loans purchased are credited to income over the life of the loan using the interest method.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)


Loans:   (continued)

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

Interest rate exchange agreements:

Interest rate exchange agreements (swaps) used in asset/liability management activities are accounted for using the accrual method. Net interest income or expense resulting from the differential between exchanging floating and fixed rate interest payments is recorded on an accrual basis.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)


Earnings per share:

Effective December 31, 1997, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings Per Share", which supersedes Account Principles Board (APB) Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Under Statement No. 128, the Company is required to present basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company initially applied Statement No. 128 for its annual and interim period ending December 31, 1997. The reported earnings per share for 1996 have been restated to conform to the new requirements.

The weighted average shares outstanding for computing basic and diluted earnings per share were 2,212,558 and 2,361,045, respectively, for the year ended December 31, 1997 and 2,169,000 and 2,263,371, respectively, for the year ended December 31, 1996. The difference in the weighted average shares outstanding for computing basic and diluted earnings per share is due to dilutive stock options of 148,487 and 94,034 in 1997 and 1996, respectively.

Accounting for transfers and servicing of financial assets:

Effective January 1, 1997, the Company adopted FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Statement also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.

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

The adoption of this Statement did not have a material effect on the financial statements.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 1. Nature of Banking Activities and Significant Accounting Policies (Continued)


New accounting pronouncements:

During the year, FASB issued several accounting pronouncements that will effect or possibly effect the accounting and reporting of the Company. Following are the requirements of these pronouncements:

 Reporting comprehensive income:

 In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose consolidated financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. The Statement requires a company to disclose in the financial statements the various components of comprehensive income. The provisions of this Statement will be effective for the Company's financial statements issued for the year ending December 31, 1998.

 Segment disclosure:

 The FASB has also issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending December 31, 1998. The Company has not determined the effect, if any, the adoption of this Statement will have on the Company's reported segments.

Note 2.  Securities Available for Sale

Securities available for sale as of December 31, 1997 and 1996 consist of the following:


                                                             1997
                                  --------------------------------------------------------
                                      Amortized    Unrealized    Unrealized
                                        Cost         Gains         Losses      Fair Value
------------------------------------------------------------------------------------------

 U.S. Treasury securities            $ 1,018,000    $      -      $ (4,000)    $ 1,014,000
 U.S. Government agencies
   securities                          2,004,000       30,000           -        2,034,000
 Mortgaged-backed securities           2,587,000        9,000      (19,000)      2,577,000
 Federal Reserve Bank stock              340,000           -            -          340,000
 Federal Home Loan Bank stock            945,000           -            -          945,000
                                     -----------------------------------------------------

                                     $ 6,894,000    $  39,000     $(23,000)    $ 6,910,000
                                     =====================================================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 2.  Securities Available for Sale (Continued)


                                                              1996
                                     -----------------------------------------------------
                                      Amortized     Unrealized     Unrealized
                                        Cost          Gains          Losses     Fair Value
------------------------------------------------------------------------------------------

 U.S. Treasury securities            $ 1,202,000    $    -         $ (17,000)   $ 1,185,000
 U.S. Government agencies
   securities                          2,112,000         -           (16,000)     2,096,000
 Mortgage-backed securities            3,004,000         -           (74,000)     2,930,000
 Federal Reserve Bank stock              340,000         -                          340,000
 Federal Home Loan Bank stock            830,000         -                          830,000
                                     ------------------------------------------------------

                                     $ 7,488,000    $    -         $(107,000)   $ 7,381,000
                                     ======================================================

The amortized cost and fair value of securities available for sale as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:


                                              Amortized
                                                Cost           Fair Value
--------------------------------------------------------------------------

 Due in one year or less                      $ 1,018,000      $ 1,014,000
 Due after one year through five years          2,004,000        2,034,000
 Mortgage-backed securities                     2,587,000        2,577,000
 Bank stocks                                    1,285,000        1,285,000
                                              ----------------------------
                                              $ 6,894,000      $ 6,910,000
                                              ============================

Gross realized losses from the sale of securities available for sale were $11,000 and $1,000 for the years ended December 31, 1997 and 1996, respectively. There were no gross realized gains from the sale of securities available for sale for the years ended December 31, 1997 and 1996. As of December 31, 1997 and 1996, securities available for sale with a fair value of $1,950,000 and $2,650,000, respectively, were pledged as collateral for various purposes as required or permitted by law.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3.  Loans


Loan portfolio composition:

The composition of the Company's loan portfolio as of December 31, 1997 and 1996 are as follows:



                                        1997             1996
-------------------------------------------------------------------

 Commercial                         $ 46,218,000       $ 38,666,000
 Real estate and construction         64,888,000         57,857,000
 Consumer                              7,078,000          7,703,000
 Allowance for loan losses            (1,558,000)        (1,812,000)
                                    -------------------------------
                                    $116,626,000       $102,414,000
                                    ===============================

Loans have been recorded net of purchase discounts of $551,000 and $598,000 and net deferred origination fees of $193,000 and $158,000 as of December 31, 1997 and 1996, respectively. Such amounts will be amortized to income over the lives of the loans.

A majority of the Bank's commercial and consumer loan portfolio is with customers located in California throughout its primary market area of Orange and Los Angeles Counties. The Bank grants commercial and consumer loans to borrowers in a number of different industries.

The Bank's real estate and construction loan portfolio, which is 56% of the Bank's net loan portfolio, consists of loans on real estate located throughout Southern California. Changes in economic conditions in Southern California may result in losses that cannot be reasonably predicted at this time. In addition, various regulatory agencies as an integral part of their examination process periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

Allowance for loan losses:

The following is a summary of transactions affecting the allowance for loan losses for the years ended December 31:

                                                   1997            1996
---------------------------------------------------------------------------
 Balance, beginning                            $ 1,812,000      $ 2,659,000

   Provision for loan losses                       870,000          903,000
   Amounts charged off                          (1,601,000)      (2,055,000)
   Recoveries                                      477,000          305,000
                                               ----------------------------

 Balance, ending                               $       REF      $ 1,812,000
                                               ============================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 3. Loans (Continued)


SBA loans:

The Bank sells the guaranteed portion of substantially all of its SBA loans it originates in the secondary market. The Bank sells these loans to generate sales premiums and servicing income along with providing additional funds for lending. Under such agreements, the Bank continues to service the loans and the buyer receives the principal collected together with interest. In connection with these sales, the Bank serviced approximately $19,861,000 and $13,619,000 of SBA loans for others as of December 31, 1997 and 1996, respectively, which are not included in the accompanying consolidated balance sheets.

The Bank has issued various representations and warranties associated with the sale of SBA loans. These representations and warranties may require the Bank to repurchase loans for a period of 90 days after the date of sale as defined per the applicable sales agreement. The Bank experienced no losses during the years ended December 31, 1997 and 1996 regarding these representations and warranties.

The Bank's SBA Department, together with the residential mortgage division, utilize federal governmental agencies in providing loans to its customers. A prolonged shutdown or slowdown of the SBA Department and Housing and Urban Development ("HUD") could have a material effect on the Bank's ability to guarantee and/or insure SBA loans and FHA/VA loans. This inability may lead to the Bank limiting or temporarily stopping these lending programs which could have a material effect on the operation of the Bank's SBA Department and Residential Mortgage Loan Department.

The Bank's SBA Department is substantially impacted by the policies, guidelines and funding availability established by the U.S. Government's SBA. Periodically, Congress sets the amount of SBA funds available and changes the fees charged by the SBA. The level of funding and changes to the fee structure could severely effect the operation of the Bank's SBA Department.

Nonaccrual and impaired loans:

Loans on which the accrual of interest has been discontinued amounted to $1,237,000 and $3,220,000 at December 31, 1997 and 1996, respectively. If nonaccrual loans had been maintained in accordance with their terms, additional interest income of approximately $126,000 ($.06 per share, basic) and $343,000 ($.16 per share, basic) would have been recorded during the years ended December 31, 1997 and 1996, respectively.

Impaired loans having recorded investments of $1,237,000 and $3,220,000 at December 31, 1997 and 1996, respectively, have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $50,000 and $397,000 at December 31, 1997 and 1996, respectively. Impaired loans for which there is no specific allowance for loan losses at December 31, 1997 and 1996 is $1,138,000 and $721,000, respectively. The average recorded investment for all impaired loans during 1997 and 1996 was $2,218,630 and $6,333,000, respectively. No interest income was recognized on impaired loans in 1997 and $120,000 was recognized in 1996, all of which was recognized using a cash-basis method of accounting during the time within that period that the loans were impaired.

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

Until September 30, 1996, substantially all mortgage loans were sold with a recourse provision. After October 1, 1996, the majority of the loans sold were without a recourse provision. Generally, loans sold under the recourse provision are required to be purchased back by the Bank if the loan becomes delinquent within two to six months of funding. The Bank has the choice to not purchase the loan, but to indemnify the investor for any and all costs associated with the investors collection of the loan. During 1997 and 1996, the Bank chose to indemnify the majority of the loans subject to a recourse provision. The Bank estimates its loss exposure to loans sold under the recourse and representation and warranty provisions and has recorded this estimate at December 31, 1997 and 1996. The following is a summary of transactions affecting this reserve for the years ended December 31, 1997 and 1996:

                                                           1997        1996
------------------------------------------------------------------------------

 Balance, beginning                                     $ 461,000   $  232,000
   Provision for losses, included in mortgage banking
    operations expenses                                   276,000    1,080,000
   Amounts charged to reserve, net of recoveries         (355,000)    (851,000)
                                                        ----------------------
 Balance, ending                                        $ 382,000   $  461,000
                                                        ======================

Related party loans:

Certain stockholders of the Company, officers and directors of the Company and the Bank, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan customers of, and had other transactions with, the Company and the Bank in the ordinary course of business. In management's opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with nonrelated parties. The activity in related party loans for the year ended December 31, 1997 is as follows:


----------------------------------------------------------
 Balance, beginning                                         $ 4,961,000
   Additional advances                                        1,453,000
   Repayments                                                (2,716,000)
   Loans no longer with related parties                      (1,626,000)
                                                            -----------
 Balance, ending                                            $ 2,072,000
                                                            ===========

 Maximum balance during the year (month-end balances)       $ 4,953,000
                                                            ===========

At December 31, 1997, none of the related party loans were past due, impaired, on nonaccrual, or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 4.  Premises and Equipment and Other Assets


Premises and equipment:

Components of premises and equipment are as follows at December 31:


                                                 1997               1996
---------------------------------------------------------------------------
 Furniture, fixtures and equipment           $ 2,704,000       $  2,442,000
 Leasehold improvements                        1,288,000          1,402,000
                                             ------------------------------
                                               3,992,000          3,844,000
 Accumulated depreciation and amortization    (2,898,000)        (2,694,000)
                                             ------------------------------

                                             $ 1,094,000       $  1,150,000
                                             ==============================

Other assets:

In December 1997, the Company invested in a real estate investment trust (REIT) by purchasing 100,000 shares of stock in the REIT (approximately 4.7% of total shares outstanding) for $1 million. In addition, the Company loaned $1.5 million to the REIT as convertible debt which can be converted into 150,000 shares of common stock at such time as the REIT increases its capitalization to 5 million shares of issued and outstanding common stock.

Also in December 1997, the Company was issued a warrant to purchase an additional 100,000 shares of the REIT's common stock at $10.00 per share. Upon conversion of the $1.5 million convertible note into 150,000 shares of common stock of the REIT, the Company will be issued a warrant to purchase an additional 150,000 shares of REIT common stock at $10.00 per share. The warrants are exercisable at the discretion of the Company in part or in whole at any time for a period of five years from issuance.

The REIT will focus on the investment in and management of residential mortgage loans. The REIT shall be headquartered in West Los Angeles and, with the exception of Allen C. Barbieri who is the Chairman and C.E.O. of the REIT and is currently the President and C.E.O. of PNB Financial Group, shall be managed by a separate and outside management team. Additionally, two of REIT's four outside board seats shall be held by current board members of PNB Financial Group.

In addition to the equity investment of $1 million and the convertible loan in the amount of $1.5 million, the Company has also entered into agreements to perform operational services to the REIT through the Bank and also grant the REIT a first right of refusal to purchase residential mortgages from the Bank.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 5.  Deposits and Line of Credit


Deposits:

The composition of the Bank's interest bearing deposits as of December 31, 1997 and 1996 is as follows:


                                                         1997           1996
--------------------------------------------------------------------------------
 Demand                                              $ 54,906,000   $ 49,720,000
 Savings                                                4,355,000      5,390,000
 Time certificates of deposit of $100,000 or more      36,187,000     24,976,000
 Other time deposits                                   14,299,000     19,199,000
                                                     ---------------------------
                                                     $109,747,000   $ 99,285,000
                                                     ===========================

As of December 31, 1997 and 1996, approximately $46,000,000 and $25,000,000, respectively, of the Bank's noninterest bearing demand deposits consist of demand accounts currently maintained by title insurance, escrow and property management companies. These industries are dependent upon the real estate market in Southern California. The Bank provides an earnings allowance for these customers and purchases external services on behalf of these customers based on the amount of the earnings allowance less any internal charges incurred. These external services, which are commonly offered in the banking industry, include courier, bookkeeping and payroll accounting services. The expense of these external services totaled $1,424,000 and $1,039,000 for the years ended December 31, 1997 and 1996, respectively, and is classified as other deposit expense in the accompanying consolidated statements of income.

During 1997 the Bank obtained deposits through brokers in order to fund a portion of its mortgage loans held for sale. At December 31, 1997, the Bank had $13,400,000 of these deposits which are included in time certificates of deposit of $100,000 or more above.

At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

------------------------------------------------------------------------------
 Three months or less                                             $ 33,822,000
 Over three months through one year                                 13,647,000
 Over one year through three years                                   2,305,000
 Over three years                                                      712,000
                                                                  ------------
                                                                  $ 50,486,000
                                                                  ============

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Note 5.  Deposits and Line of Credit (Continued)


Line of credit:

The Bank has a line of credit with the Federal Home Loan Bank (FHLB).
Borrowings on the line are collateralized by certain loans with a carrying value totaling $30,337,000 at December 31, 1997. Borrowings bear interest at the FHLB daily reference rate (6.57% at December 31, 1997 with an average rate for the month of December 1997 of 5.97%). The maximum amount the Bank may borrow under this agreement is limited to the lesser of the eligible collateral and borrowing base established in the agreement or 25% of the Bank's total assets. At December 31, 1997, the maximum available was $12,700,000 of which $5,000,000 was outstanding.

The Bank has a line of credit facility with Union Bank of California for $5,000,000 which expires on July 31, 1998. There was no outstanding balance as of December 31, 1997. The Bank also has two other nonbinding agreements with financial institutions to borrow up to $3,500,000.

Note 6.  Commitments and Contingencies


Operating leases:

At December 31, 1997, all of the Company's operations are conducted in leased facilities under noncancelable operating leases expiring at various dates through 2006. Several of the leases contain options to extend the lease terms. The Company incurred rental expense of $1,189,000 and $1,025,000, during the years ended December 31, 1997 and 1996, respectively.

The future minimum lease payments required under operating leases total $6,035,000 and are due in the years ending: 1998 $1,049,000; 1999 $916,000; 2000
$906,000; 2001 $911,000; 2002 $743,000, and thereafter $1,510,000.

Financial instruments with off-balance sheet risk:

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include unfunded commitments to extend credit and obligations under standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party as a result of commitments to extend credit and obligations under standby letters of credit is represented by the contractual amount of those instruments. At December 31, 1997 and 1996, the Bank had unfunded commitments related to its portfolio loans to extend credit of $35,691,000 and $24,442,000 and obligations under standby letters of credit of $358,000 and $635,000, respectively.

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

The Bank enters into financial arrangements to mitigate the exposure of fluctuating interest rates in the normal course of business through origination and selling of mortgage loans. These financial instruments include commitments to fund mortgage loans and mandatory forward commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk.
Interest rate risk is managed by the Bank by entering into agreements with Wall Street investment bankers and with investors meeting the credit standards of the Bank. At any time, the exposure to the Bank, in the event of default by the counterparty under a mandatory forward commitment is the difference between the contract price and current market value, which amount would only be a fractional percentage of the outstanding commitments.

Until a rate commitment is extended by the Bank to a mortgage broker/borrower, there is no market interest rate risk to the Bank. The Bank reduces interest rate exposure by limiting these rate commitments to varying periods of less than sixty days. Loans in process for which interest rates were committed to the mortgage broker/borrower totaled $38,465,000 as of December 31, 1997. These commitments as well as $35,797,000 of uncommitted mortgage loans held for sale are hedged by the Bank by entering into mandatory forward commitments.

At December 31, 1997, the Bank had $56,000,000 of mandatory forward commitments to sell whole loans relating to their unfunded pipeline of rate-locked loans and loans held for sale uncommitted to investors. Gains and losses on mandatory forward commitments are realized in the period the commitment is terminated. Unrealized gains and losses on forward commitments are included in the analysis of lower of cost or market valuation for mortgage loans held for sale. At December 31, 1997, the unrealized (loss) on the Bank's mandatory forward commitments was $(283,000). The Bank has also committed to sell loans that have already been funded that are pending purchases by an investor. The total amount of such committed loans at December 31, 1997 was $59,592,000.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6.    Commitments and Contingencies (Continued)

Interest rate swap:

The Bank is a party to an interest rate swap agreement with a total notional principal amount of $20,000,000. Management entered into the agreement to reduce the impact of changes in interest rates on its balance sheet. The agreement effectively transfers interest rate risk on a portion of the excess of interest bearing assets over interest bearing liabilities. The agreement provides for the Bank to pay a variable rate of prime on the notional amount with the counterparty paying a fixed rate. The agreement terminates in April 2000 and requires the Bank to maintain collateral with the counterparty totaling 4% of the notional amount. In accordance with the agreement, $808,000 of securities were pledged at December 31, 1997 by the Bank with a similar amount being pledged by the counterparty.

Note 7.    Stockholders' Equity

Stock option plans:

During 1995, the Company's 1985 Incentive Stock Option Plan and the 1985 Nonqualified Stock Option Plan expired. As of December 31, 1997, options for 17,000 and 142,500 shares, respectively, of the Company's common stock were outstanding under these Plans. In 1995, the Company adopted a 1995 Incentive Stock Option (ISO) Plan which provides for a maximum of 50,000 options to be granted. During 1997, the stockholders' increased the number of options that can be granted under the ISO Plan to 250,000. As of December 31, 1997, 183,750 options under the 1995 Plan have been granted of which 750 had been exercised. Under terms of the incentive and nonqualified stock option plans, options of the Company's common stock may be granted to officers, key employees and directors of the Company and the Bank, and others. Under the Plans, options are granted with an exercise price not less than fair market value of the common stock at the date the options are granted. All options expire ten years from the date of grant and vest and are available for exercise either at the grant date or for those granted in 1997 over a four-year period with 20% immediately and 20% each year thereafter.

A summary of the status of the stock option plans at December 31, 1997 and 1996 and changes during the years ended on those dates is as follows:

                                                  1997                         1996
                                      ----------------------------------------------------------
                                                     Weighted-                       Weighted-
                                                      Average                         Average
                                        Shares     Exercise Price       Shares    Exercise Price
------------------------------------------------------------------------------------------------
 Outstanding, beginning of year        294,750        $ 3.62          295,750          $3.52
   Granted                             175,250         11.50            8,500           7.44
   Exercised                          (127,500)         3.55           (7,500)          3.83
   Expired                                 --            --            (2,000)          3.50
                                      --------                        -------
 Outstanding, end of year              342,500        $ 7.68          294,750          $3.62
                                      ========                        =======
 Exercisable, end of year              202,300                        294,750
                                      ========                        =======

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.    Stockholders' Equity (Continued)

A further summary about options outstanding at December 31, 1997 is as follows:

                            Outstanding                Exercisable
                   ---------------------------------------------------------
                                    Weighted-                     Weighted-
                                    Average                       Average
                                    Remaining                    Remaining
                      Number       Contractual      Number      Contractual
 Exercise Prices   Outstanding        Life        Outstanding      Life
 ---------------------------------------------------------------------------
      $ 3.50         157,500         5.8 years       157,500       5.8 years
        4.50           2,000         7.9               2,000       7.9
        7.00           6,000         8.6               6,000       8.6
        8.50           2,500         8.8               2,500       8.8
       11.50         174,500         9.3              34,300       9.3
                     -------                         -------
                     342,500         7.4 years       202,300       6.1 years
                     =======                         =======

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized. The Company has elected not to adopt FASB Statement No. 123, "Accounting for Stock-Based Compensation" for options issued to employees. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this Plan consistent with the method of Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                   1997          1996
---------------------------------------------------------------------------
 Net income                  As reported        $5,020,000       $3,556,000
                             Pro forma           4,820,000        3,546,000

 Earnings per share          As reported
                               Basic            $     2.27       $     1.64
                             Diluted                  2.13             1.57
                               Pro forma
                               Basic            $     2.18       $     1.63
                               Diluted                2.04             1.57

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 1997 and 1996, respectively: expected volatility of 27.6% and 25.3%, risk-free interest rate of 6.6% and 6.3%, expected life of 5 years and no expected dividends for all years. The estimated weighted-average fair value of stock options granted in 1997 and 1996 was $4.28 and $3.68, respectively.

Preferred stock:

The Company has authorized 10,000,000 shares, no par value, preferred stock. No shares of preferred stock have been issued.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.    Stockholders' Equity (Continued)

Dividend restrictions:

The Company and the Bank are limited as to the amount of dividends which can be paid. Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the Comptroller of the Currency. Regardless of formal regulatory restrictions, the Company and the Bank may not pay dividends that would result in its capital levels being reduced below the minimum regulatory requirements (see Note 14).

Note 8.    Income Statement Information

Interest income and interest expense for the years ended December 31, 1997 and 1996 consists of the following:

                                                               1997          1996
-------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans (Note 3)                       $15,771,000    $13,015,000
 Interest on investment securities                             422,000        438,000
 Interest on federal funds sold                                228,000        493,000
 Interest on deposits in other banks                               --          32,000
                                                           --------------------------
                                                           $16,421,000    $13,978,000
                                                           ==========================
-------------------------------------------------------------------------------------
Interest expense:
 Demand                                                    $ 1,458,000    $ 1,446,000
 Savings                                                       114,000        116,000
 Time certificates of deposit of $100,000 or more            1,504,000      1,100,000
 Other time deposits                                           776,000      1,193,000
 Short term borrowings                                         192,000         33,000
                                                           --------------------------
                                                           $ 4,044,000    $ 3,888,000
                                                           ==========================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8.    Income Statement Information (Continued)

Other expense:

Other expense for the years ended December 31, 1997 and 1996 consists of the following:

                                                   1997          1996
----------------------------------------------------------------------
 Other real estate owned expense              $  510,000    $  400,000
 Professional services                           408,000       472,000
 Insurance                                       268,000       672,000
 Business development expense                    213,000       181,000
 Legal                                           213,000       322,000
 Supplies                                        182,000       212,000
 Miscellaneous                                   258,000       334,000
                                              ------------------------
                                              $2,052,000    $2,593,000
                                              ========================

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

Note 9.    Income Taxes

The provision for income taxes consists of the following:

                                            1997         1996
---------------------------------------------------------------
Current
   Federal                              $2,729,000    $ 896,000
   State                                   482,000      505,000
Deferred                                   350,000     (456,000)
                                        -----------------------
       Provision for income taxes       $3,561,000    $ 945,000
                                        =======================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.    Income Taxes (Continued)

The provision for income taxes resulted in an effective tax rate different from the federal income tax statutory rate. The reasons for this difference is as follows:

                                                                         1997          1996
----------------------------------------------------------------------------------------------
Federal income tax computed at a statutory
   rate of 35%                                                       $3,003,000     $1,575,000
State franchise tax, net of federal income tax benefit                  632,000        278,000
Change in valuation allowance                                               --        (890,000)
Other items                                                             (74,000)       (18,000)
                                                                     -------------------------
       Total provision for income taxes                              $3,561,000      $ 945,000
                                                                     =========================

Components of the Company's deferred tax assets and liabilities at December 31, are as follows:

                                                          1997         1996
-----------------------------------------------------------------------------
 Nonaccrual interest income                           $  12,000     $ 170,000
 Indemnification reserve                                158,000       188,000
 Mortgage loans held for sale                           273,000       281,000
 State income taxes                                     242,000       167,000
 Other                                                   72,000        92,000
                                                      -----------------------
       Total deferred tax assets                        757,000       898,000
                                                      -----------------------
 Loan loss reserve                                     (353,000)      (68,000)
 Discount on loans                                     (146,000)     (145,000)
 Other                                                 (108,000)      (69,000)
 Premises and equipment                                     --       (116,000)
                                                      -----------------------
       Total deferred tax liabilities                  (607,000)     (398,000)
                                                      -----------------------
       Net deferred tax assets
          included in other assets                    $ 150,000     $ 500,000
                                                      =======================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9.    Income Taxes (Continued)

During 1996, management eliminated the valuation allowance on deferred tax assets as they believe it is more likely than not that the deductible temporary differences will be realized. Management considered the Company's recent past and expected future performance in making the determination to eliminate the valuation allowance. If the Company is unable to generate the income necessary to recognize the deferred tax assets recorded, a valuation allowance will need to be provided in the future.

Note 10.   Segment Data, Mortgage Banking Operations

The Bank operates a residential mortgage division for the origination and sale of mortgage loans. The operations of this division are very sensitive to changes in the prevailing market rates of interest. Substantially all of the mortgage loans the Bank originates are located in Los Angeles, Orange, San Bernardino and San Diego Counties and all loans are sold to institutional investors. The majority of the loans were sold to two investors for the years ended December 31, 1997 and 1996. For the years ended December 31, 1997 and 1996, 35% of the loans were sold to Countrywide Home Loans, Inc. and for 1997 and 1996, 38% and 27%, respectively, were sold to Norwest Funding, Inc. The Bank does not maintain the servicing on the loans which it sells. The mortgage division operates both a wholesale and retail department. During 1997, approximately 91% of the loan volume was originated from the wholesale department, and approximately 53% of the mortgage loans originated were FHA-insured or VA-guaranteed loans. In addition, approximately 73% of the mortgage loan volume originated in 1997 were purchase money loans. All revenue earned by this division is from unaffiliated third parties.

Income from operations of the mortgage division was $4,319,000 and $2,725,000 for the years ended December 31, 1997 and 1996, respectively. Income from the mortgage division operations is calculated before income tax and allocation of corporate expenses such as administration, data processing, legal and accounting. Income from operations of the mortgage division does not include the interest income or expense associated with the funding and holding of mortgage loans before they are sold. Total assets related to the mortgage division, which include the inventory of mortgage loans held for sale as well as certain furniture and equipment were $101,176,000 and $66,253,000 as of December 31, 1997 and 1996, respectively. As of December 31, 1997, the Bank employed 229 people, of whom 156 were engaged in the mortgage division.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11.     Estimated Fair Value of Financial Instruments

In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," a summary of the estimated fair value of the Company's consolidated financial instruments as of December 31, 1997 and 1996 is presented below. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Statement No. 107 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                                                  1997                      1996
                                        ---------------------------------------------------
                                        Carrying      Estimated     Carrying     Estimated
                                         Amount       Fair Value     Amount      Fair Value
-------------------------------------------------------------------------------------------
                                                          (In Thousands)
ASSETS
 Cash and due from banks                $ 15,185      $ 15,185      $ 12,700      $ 12,700
 Federal funds sold                          --            --          6,000         6,000
 Securities available for sale             6,910         6,910         7,381         7,381
 Mortgage loans held for sale             96,852        97,452        62,620        62,979
 Loans                                   116,626       116,742       102,414       102,381
 Investment in REIT                        1,000         1,000           --            --
 Convertible note from REIT                1,500         1,500           --            --
 Accrued interest receivable                 950           950           848           848

Liabilities
 Savings and demand deposits             160,604       160,604       125,864       125,864
 Time deposits                            50,486        50,517        44,175        44,147
 Borrowing on line of credit               5,000         5,000         7,000         7,000
 Accrued interest payable                    287           287           205           205

Gain (Loss) on Off-Balance Sheet
 Financial Instruments
 Mandatory forward commitments               --           (286)          --            270
 Mortgage loan commitments                   --            345           --           (172)
 Interest rate swap                          --            194           --             61
 Portfolio loan commitments                  --           (178)          --           (122)

The fair value of cash and due from banks, federal funds sold, accrued interest receivable and payable, and borrowings on the line of credit, approximate their carrying amounts. The fair value of securities available for sale, mortgage loans held for sale and mandatory forward commitments are based on quoted market prices when such quotes are available. In the absence of quoted market prices, securities are priced based on prices obtained from certain brokers. These brokers estimate the fair value based upon quoted prices for similar securities. There can be no assurance that the prices estimated for such securities can be realized upon ultimate sale.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11.  Estimated Fair Value of Financial Instruments (Continued)

For variable rate loans that reprice frequently, and that have experienced no significant change in credit risk, fair values are based on carrying values. At December 31, 1997 and 1996, variable rate loans comprised approximately 82% and 79%, respectively, of the loan portfolio. Fair values for all other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Prepayments prior to the repricing date are not expected to be significant. Loans not held for sale are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

The fair value of the Company's investment in the REIT is estimated to be equal to the carrying value of the investment as the REIT was capitalized in late December and operations have not commenced on any significant level.

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

The fair value of the interest rate swap at December 31, 1997 and 1996, is estimated based on the present value of the payments currently being received over the swaps contractual life. Changes in the interest rate will have a significant effect on the swaps fair value.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current fair value estimates may differ significantly from amounts presented herein.

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

Note 12.   Condensed Financial Information - Parent Company Only

A condensed summary of financial information of PNB Financial Group (parent company only) is as follows:

CONDENSED BALANCE SHEETS

ASSETS                                                          1997          1996
--------------------------------------------------------------------------------------
Cash                                                       $   327,000     $   338,000
Loans, net                                                   1,285,000       1,879,000
Investment in subsidiary                                    19,850,000      16,778,000
Investment and convertible debt in REIT (Note 4)             2,500,000             --
Other assets                                                    39,000          75,000
                                                           ---------------------------
       Total assets                                        $24,001,000     $19,070,000
                                                           ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------
Liabilities                                                $     4,000     $   387,000
Stockholders' equity                                        23,997,000      18,683,000
                                                           ---------------------------
       Total liabilities and stockholders' equity          $24,001,000     $19,070,000
                                                           ===========================

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12.  Condensed Financial Information - Parent Company Only (Continued)

CONDENSED STATEMENTS OF INCOME                         1997            1996
------------------------------------------------------------------------------
Revenues, including dividends received
   from Bank of $2,000,000 in 1997                 $ 2,219,000     $   469,000
Expenses                                               199,000         263,000
                                                   ---------------------------
       Income before equity in net
        income of subsidiary                         2,020,000         206,000
Equity in net income of subsidiary                   3,000,000       3,350,000
                                                   ---------------------------
       Net income                                  $ 5,020,000     $ 3,556,000
                                                   ===========================

CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
Net income                                         $ 5,020,000     $ 3,556,000
Equity in net income of subsidiary                  (3,000,000)     (3,350,000)
Other                                                  295,000         346,000
                                                   ---------------------------
Cash flows from operating activities                 2,315,000         552,000
Cash flows (used in) investing activities           (1,906,000)       (864,000)
Cash flows (used in) financing activities             (420,000)       (122,000)
                                                   ---------------------------
       Net (decrease) in cash                          (11,000)       (434,000)
Cash at beginning of year                              338,000         772,000
                                                   ---------------------------
Cash at end of year                                $   327,000     $   338,000
                                                   ===========================

During 1997, the Bank paid dividends to the Company totaling $2,000,000. There were no dividends paid from the Bank to the Company during the year ended December 31, 1996.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13.   Disclosure of Cash Flow Information

Supplemental cash flow information and disclosure of noncash activity for the years ended December 31 is as follows:

                                                                       1997          1996
--------------------------------------------------------------------------------------------
 Supplemental Disclosure of Cash Flow Information
   Interest paid                                                   $3,974,000     $3,929,000
                                                                   =========================
   Income taxes paid, net                                          $3,851,000     $1,282,000
                                                                   =========================
 Supplemental Disclosure of  Noncash Investing Activities
   Real estate acquired in settlement of loans                     $2,238,000     $7,343,000
                                                                   =========================
   Loans to facilitate sale of other real estate owned             $1,537,000     $2,423,000
                                                                   =========================

Note 14.   Regulatory Matters

Bank regulations require that all banks maintain a percentage of their deposits as reserves at the Federal Reserve Bank. At December 31, 1997 and 1996, total required reserves were $5,582,000 and $3,521,000, respectively. These amounts are included in cash and due from banks.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve qualitative measures of the Company and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 1997, the Company and the Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that management believes have changed the institution's category.

PNB FINANCIAL GROUP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 14.  Regulatory Matters (Continued)

The Company and the Bank's actual capital amounts and ratios, along with the minimum capital amounts and ratios for both capital adequacy purposes and to be well capitalized under prompt corrective action provisions, are presented in the following tables. All amounts are in thousands.

The Bank:



                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                      For Capital        Prompt Corrective
                                                  Actual           Adequacy Purposes     Action Provisions
                                             -------------------------------------------------------------
                                             Amount     Ratio      Amount     Ratio      Amount      Ratio
----------------------------------------------------------------------------------------------------------
As of December 31, 1997

Total Capital (to Risk Weighted Assets)      $21,225     13.2%     $12,834      8.0%     $16,043     10.0%
Tier I Capital (to Risk Weighted Assets)     $19,723     12.3%     $ 6,417      4.0%     $ 9,626      6.0%
Tier I Capital (to Average Assets)           $19,723      8.8%     $ 8,937      4.0%     $11,171      5.0%

As of December 31, 1996

Total Capital (to Risk Weighted Assets)      $18,025     13.3%     $10,868      8.0%     $13,589     10.0%
Tier I Capital (to Risk Weighted Assets)     $16,327     12.0%     $ 5,434      4.0%     $ 8,151      6.0%
Tier I Capital (to Average Assets)           $16,327      8.8%     $ 7,461      4.0%     $ 9,326      5.0%

The Company:

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                      For Capital        Prompt Corrective
                                                  Actual           Adequacy Purposes     Action Provisions
                                             -------------------------------------------------------------
                                             Amount     Ratio      Amount     Ratio      Amount      Ratio
----------------------------------------------------------------------------------------------------------
As of December 31, 1997

Total Capital (to Risk Weighted Assets)      $25,428    15.5%      $13,148     8.0%      $16,435     10.0%
Tier I Capital (to Risk Weighted Assets)     $23,870    14.5%      $ 6,574     4.0%      $ 9,861      6.0%
Tier I Capital (to Average Assets)           $23,870    10.5%      $ 9,052     4.0%      $11,315      5.0%

As of December 31, 1996

Total Capital (to Risk Weighted Assets)      $20,463    14.9%      $10,986     8.0%      $13,733     10.0%
Tier I Capital (to Risk Weighted Assets)     $18,746    13.7%      $ 5,493     4.0%      $ 8,240      6.0%
Tier I Capital (to Average Assets)           $18,746    10.0%      $ 7,553     4.0%      $ 9,441      5.0%