Form 10KSB40/A
period 1997-12-31
PNB FINANCIAL GROUP
filed 1998-04-14
CIK 704693

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A

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

PNB FINANCIAL GROUP
(Registrant)



BY: /s/ ALLEN C. BARBIERI
    ------------------------------------
ALLEN C. BARBIERI
President and C.E.O.

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

Signature                          Title                             Date
---------                          -----                             ----


/s/ DOUG L. HELLER                 Chief Financial Officer       March 30, 1998
--------------------------------
DOUG L. HELLER


/s/ MARTIN T. HART                 Director                      March 30, 1998
--------------------------------
MARTIN T. HART


/s/ G. MITCHELL MORRIS             Director                      March 30, 1998
--------------------------------
G. MITCHELL MORRIS


/s/ BERNARD E. SCHNEIDER           Chairman of the Board         March 30, 1998
--------------------------------
BERNARD E. SCHNEIDER


/s/ JON A. SALQUIST                Director                      March 30, 1998
--------------------------------
JON A. SALQUIST