Form 10-Q
period 1998-03-31
PNB FINANCIAL GROUP
filed 1998-05-11
CIK 704693

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------
                                   Form 10-Q
 (Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES ACT OF 1934
           For the transition period from __________ to ___________

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

  The number of shares of Registrant's common stock outstanding at May 7, 1998 was 2,728,993


                    THIS REPORT INCLUDES A TOTAL OF 15 PAGES

                              PNB FINANCIAL GROUP
                               Index To Form 10-Q
                      For the quarter ended March 31, 1998


                                                                          PAGE
                                                                          NUMBER
                                                                          ------

PART I   FINANCIAL INFORMATION

         ITEM 1.    Financial Statements

                    Condensed Consolidated Balance Sheets (unaudited) -
                    March 31, 1998 and December 31, 1997                      3

                    Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) - Three Months
                    ended March 31, 1998 and 1997                             4

                    Consolidated Statements of Cash Flows (unaudited) -
                    Three Months ended March 31, 1998 and 1997                5

                    Notes to Condensed Consolidated Financial Statements      6

         ITEM 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    7-13


PART II  OTHER INFORMATION

         ITEM 1.    Legal Proceedings.                                       14

         ITEM 2.    Changes in Securities.                                   14

         ITEM 3.    Defaults upon Senior Securities.                         14

         ITEM 4.    Submission of Matters to a Vote of Security Holders.     14

         ITEM 5.    Other Information.                                       14

         ITEM 6.    Exhibits and Reports on Form 8-K                         14

                    Signatures of Registrants.                               15

                              PNB FINANCIAL GROUP
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                                       March 31, 1998    December 31, 1997
                                                                       ---------------   -----------------
Assets
------
Cash and due from banks                                                  $ 16,804,000         $ 15,185,000
Investment securities available for sale                                    7,224,000            6,910,000
Federal funds sold                                                         11,000,000                  -0-
Mortgage loans held for sale                                               96,465,000           96,852,000

Loans                                                                     119,875,000          118,184,000
  Less allowance for loan losses                                           (1,611,000)          (1,558,000)
                                                                         ------------         ------------

    Net loans                                                             118,264,000          116,626,000

Premises and equipment, net                                                 1,148,000            1,094,000
Other real estate owned                                                     1,472,000              476,000
Other assets                                                                5,683,000            5,731,000
                                                                         ------------         ------------

    Total assets                                                         $258,060,000         $242,874,000
                                                                         ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits                                                                 $228,591,000         $211,090,000
Short term borrowings                                                         766,000            5,000,000
Other liabilities                                                           2,633,000            2,787,000
                                                                         ------------         ------------

    Total liabilities                                                     231,990,000          218,877,000
                                                                         ------------         ------------

Shareholders' equity:

  Common stock, no par value, 20,000,000
  shares authorized; 2,299,180 and 2,265,280
  shares issued and outstanding at
  March 31, 1998 and December 31, 1997                                     16,633,000           16,234,000
  Retained earnings                                                         9,429,000            7,754,000
  Accumulated other comprehensive income:
    Net unrealized gain on investment securities available for sale             8,000                9,000
                                                                         ------------         ------------

    Total shareholders' equity                                             26,070,000           23,997,000
                                                                         ------------         ------------

    Total liabilities and shareholders' equity                           $258,060,000         $242,874,000
                                                                         ============         ============

                            See accompanying notes

                              PNB FINANCIAL GROUP
      Condensed Consolidated Statements of Income and Comprehensive Income
                   Three Months Ended March 31, 1998 and 1997
                                  (unaudited)

                                                                         1998          1997
                                                                      ----------    ----------
 Interest income                                                       4,733,000     3,622,000

 Interest expense                                                      1,319,000       914,000
                                                                      ----------    ----------

    Net interest income                                                3,414,000     2,708,000

Provision for loan losses                                                150,000        75,000
                                                                      ----------    ----------

    Net interest income after provision for loan losses                3,264,000     2,633,000
                                                                      ----------    ----------

Other income:
    Income from mortgage banking operations                            4,702,000     3,135,000
    Service charges, fees and other                                      209,000       202,000
    Gain on sale of SBA loans                                            148,000       169,000
                                                                      ----------    ----------
    Total other income                                                 5,059,000     3,506,000
                                                                      ----------    ----------

Other expenses:
    Mortgage banking operations                                        3,406,000     2,238,000
    Salaries & employee benefits                                         957,000     1,111,000
    Occupancy                                                            288,000       374,000
    Other                                                                784,000       797,000
                                                                      ----------    ----------

    Total other expense                                                5,435,000     4,520,000
                                                                      ----------    ----------

Income before income taxes                                             2,888,000     1,619,000

Provision for income taxes                                             1,213,000       680,000
                                                                      ----------    ----------

Net income                                                            $1,675,000    $  939,000
                                                                      ==========    ==========

Other Comprehensive Income, net of tax:
    Unrealized gains (losses) on securities available for sale             3,000       (11,000)
                                                                      ----------    ----------
    Less: reclassification adjustment for losses
    included in net income                                                (4,000)          -0-
                                                                      ----------    ----------

Other Comprehensive Income                                                (1,000)      (11,000)
                                                                      ----------    ----------

Comprehensive Income                                                  $1,674,000    $  928,000
                                                                      ==========    ==========

Earnings per share, adjusted for stock split
    Basic                                                             $      .64    $      .37
                                                                      ==========    ==========
    Diluted                                                           $      .60    $      .35
                                                                      ==========    ==========

Weighted average number of shares for computing
earnings per share:
    Basic                                                              2,620,219     2,516,492
                                                                      ----------    ----------
    Diluted                                                            2,814,192     2,653,509
                                                                      ----------    ----------

                             See accompanying notes

                              PNB FINANCIAL GROUP
                 Condensed Consolidated Statements of Cash Flow
                   Three Months Ended March 31, 1998 and 1997
                                  (unaudited)

                                                                      1998           1997
                                                                  ------------   -------------

Net Cash provided by operating activities:                         $ 2,523,000    $ 13,052,000
                                                                   -----------    ------------

Cash flows from investing activities:
    Net change in loans                                             (2,768,000)     (1,368,000)
    Net change in investment securities                               (330,000)        109,000
    Other                                                              115,000         224,000
                                                                   -----------    ------------
         Net cash used in investing activities                      (2,983,000)     (1,035,000)
                                                                   -----------    ------------

Cash flows from financing activities:
    Net change in deposits                                          17,500,000      (6,132,000)
    Net change in short-term borrowings                             (4,550,000)     (7,351,000)
    Net change in common stock                                         129,000           6,000
                                                                   -----------    ------------
         Net cash provided by (used in) financing activities        13,079,000     (13,477,000)
                                                                   -----------    ------------

Net increase (decrease) in cash and cash equivalents                12,619,000      (1,460,000)

Cash and cash equivalents at beginning of period                    15,185,000      18,700,000
                                                                   -----------    ------------

Cash and cash equivalents at end of period                         $27,804,000    $ 17,240,000
                                                                   ===========    ============


                            See accompanying notes

                              PNB FINANCIAL GROUP
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                  (unaudited)

1. Basis of Presentation
   ---------------------

   The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiary, Pacific National Bank (the "Bank"), (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of Management, necessary to present fairly the consolidated financial position of the Company at March 31, 1998, and the consolidated statements of income and statements of cash flows for the three month periods ended March 31, 1998 and March 31, 1997. Results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

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

4. Impact of Recently Issued Accounting Standards - Comprehensive Income
   ---------------------------------------------------------------------

   The FASB has issued a statement number 130 "Reporting Comprehensive Income" which becomes effective for periods ending December 31, 1998. This statement requires reporting of all prior period comprehensive income. Statement number 130 establishes standards for reporting and display of comprehensive income and its components. It does not address issues of recognition or measurement for comprehensive income and its components.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                March 31, 1998

Item 2.
-------

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

  This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, which represent the Company's expectations or beliefs including, but not limited to, statements regarding the growth of the Company, the future profitability of the Company and the sufficiency of the Company's liquidity and capital. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including those described below.

Summary
-------

  The Company reported net income of $1,675,000 for the three months ended March 31, 1998 compared to a net income of $939,000 for the same period in 1997. The Company's diluted earnings per common and common equivalent share was $ .60 for the first quarter of 1998 a 71% increase over its diluted earnings per common and common equivalent shares of $ .35 in the first quarter of 1997. The Company's annualized return on average assets was 2.8% for the first quarter of 1998 compared to 2.0% for 1997 and its annualized return on average stockholders equity was 26.4% for the first quarter of 1998 compared to 19.4% in 1997. The increase in earnings was primarily a result of an increase in the net interest margin of the Company along with an increase in earnings from the Bank's residential mortgage loan department. The increase in the net interest income was a result of increases in commercial loans, mortgage loans and deposits, as well as a significant decrease in nonperforming assets. The Company reduced its nonperforming assets from $7.0 million or 2.9% of total assets as of March 31, 1997 to $1.7 million or .7% of total assets as of March 31, 1998. The increase in profits from the residential mortgage loan department was due to a 58% increase in the volume of mortgage loans funded during the two periods presented.

  As of March 31, 1998, the Company had total assets of $258.1 million, total loans of $119.9 million, and total deposits of $228.6 million, as compared to total assets of $242.9 million, total loans of $118.2 million, and total deposits of $211.1 million as of December 31, 1997. Average assets for the first quarter of 1998 were $237.4 million as compared to average assets of $184.8 million during the first quarter of 1997. The increase in average assets of $52.6 million (28.5%) was primarily concentrated in an increase in mortgage loans held for sale of $41.3 million (84.4%) and an increase in portfolio loans of $14.2 million (13.7%). The increase in assets was funded with an increase in average deposits of $39.4 million (24.4%) and an increase in average short term borrowings of $7.1 million (272%). The increase in deposits was primarily due to an increase in the utilization of brokered deposits. During the first quarter 1997, the Bank's brokered deposits averaged $20.0 million compared to an average of $5.0 million during the first quarter of 1997. The Bank utilizes brokered deposits to partially fund its mortgage loans held for sale.

  The following section sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities, and shareholders' equity for the three month period ended March 31, 1998 as compared to the same period in 1997. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                March 31, 1998


                                   Unaudited

                                                                     1998                1997
                                                                 -------------        -------------
Assets
------
Cash and due from banks                                           $ 14,998,000         $ 11,749,000
Investment securities                                                7,364,000            7,350,000
Federal funds sold                                                   1,589,000            7,928,000
Mortgage loans held for sale                                        90,295,000           48,963,000
Loans                                                              117,375,000          103,212,000
      Less allowance for loan losses                                (1,609,000)          (1,850,000)
                                                                  ------------         ------------
           Net loans                                               115,766,000          101,362,000
Premises and equipment, net                                          1,122,000            1,102,000
Other real estate owned                                                895,000            3,997,000
Other assets                                                         5,410,000            2,372,000
                                                                  ------------         ------------
Total assets                                                      $237,439,000         $184,823,000
                                                                  ============         ============
Liabilities and Shareholders' Equity
------------------------------------

Deposits:
     Noninterest-bearing                                          $ 83,978,000         $ 65,054,000
     Interest-bearing                                              116,604,000           96,165,000
Short-term borrowings                                                9,054,000            1,919,000
Other liabilities                                                    2,414,000            2,314,000
                                                                  ------------         ------------
           Total liabilities                                       212,050,000          165,452,000
                                                                  ------------         ------------
Shareholders' equity:
Capital stock                                                       16,473,000           16,019,000
Retained earnings                                                    8,907,000            3,413,000
Net unrealized gain (loss) on investment securities
  available for sale                                                     9,000              (61,000)
                                                                  ------------         ------------
           Total shareholders' equity                               25,389,000           19,371,000
                                                                  ------------         ------------
Total liabilities and shareholders' equity                        $237,439,000         $184,823,000
                                                                  ============         ============

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                March 31, 1998

Capital Resources
-----------------

  The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of March 31, 1998 are set forth below.

                   CAPITAL REQUIREMENTS AS OF March 31, 1998

                                              Pacific          PNB
                              Regulatory     National    Financial
                            Requirements         Bank        Group
                            ------------    ---------   ----------

Leverage Capital Ratio               4.0%        9.2%        10.9%

Risk Based Capital:
    Tier 1 Capital                   4.0%       13.1%        15.5%
    Total Capital                    8.0%       14.0%        16.4%

Liquidity
---------

  Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances, short-term loan portfolio, cash dividends from its subsidiary bank, as well as its ability to raise capital by selling additional shares of common stock. As of March 31, 1998, the Bank Holding Company has cash balances of approximately $434,000. These liquid assets, along with cash generated from its loan portfolio, as well as any additional cash dividend from the Bank, will support its 1998 operating requirements.

  Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, securities available for sale and a portion of mortgage loans held for sale. The Bank's portfolio loan-to-deposit ratio (excluding brokered deposits) at March 31, 1998 was 61.5% as compared to 64.1% at March 31, 1997 and 59% as of December 31, 1997. The Bank's residential mortgage division utilizes the Bank's funding sources to fund its mortgage loans held for sale. Management can slow down or speed up the shipping and sale of these loans, and manages the balance of the mortgage loans held for sale to match its funds available. In this way, management maximizes the yield on its liquid assets. Due to the fluctuations in funding and sale of mortgage loans, along with changes in the deposit balances of the Bank, the matching of liquid assets and mortgage loans held for sale is not always achieved. At certain times during the year, the Bank utilizes its back up borrowing relationships along with brokered deposits, to help fund the mortgage loans held for sale. These back up sources include unsecured lines of credit with other banks, a line of credit with the Federal Home Loan Bank and, borrowings against the Bank's securities available for sale. During the first quarter of 1998 the average balance of short term borrowings and brokered deposits was $29.1 million compared to $6.9 million during the first quarter of 1997.

  A large portion of the Bank's deposits consist of deposits maintained by escrow companies and, to a lesser degree, title insurance companies. At March 31, 1998, escrow and title insurance companies' deposits

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                March 31, 1998

totaled approximately $44.1 million or 22.9% of total nonbrokered deposits. This compared to escrow and title insurance deposits of approximately $30.5 million or 19.1% and $45.4 million or 22.9% of total nonbrokered deposits as of March 31,1997 and December 31, 1997, respectively. The Bank's policy is to maintain these deposits at a level not to exceed 25% of total deposits. The Bank monitors the deposit levels of this group closely. Recently the competition among local banks for these types of deposits have increased significantly. The Bank believes that it will maintain its current level of escrow and title deposits although a significant reduction in these deposits could have material impact on the Bank's liquidity and cost of funds.

                   Results of Operations for the Three Months
                    Ended March 31, 1998 and March 31, 1997
                    ---------------------------------------

Total interest and loan fee income
----------------------------------

  Total interest and loan fee income increased $1,111,000 (30.7%) between the periods presented primarily due to the significant increase in the average balance of mortgage loans held for sale and, to a lesser degree, its' portfolio loans. The increase in the average balance of mortgage loans held for sale is due to the increased activity in the Bank's residential mortgage loan department. During the first quarter of 1998, the Bank funded $347 million of mortgage loans compared to the first quarter of 1997 during which the Bank funded mortgage loans totaling $219 million. The increase in the Bank's portfolio loans was due to the Bank's continual marketing effort along with a strong economic environment in the Bank's primary lending area.

  The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

                                          Change in interest income due to:

                                            Volume        Rate        Total
                                          ----------    --------    ----------

Loans                                     $  332,000    $ 93,000    $  425,000
Mortgage loans held for sale                 784,000     (57,000)      727,000
Investment securities                            -0-       2,000         2,000
Federal funds sold                           (81,000)      2,000       (79,000)
                                          ----------    --------    ----------

     Total                                $1,035,000    $ 40,000    $1,075,000
                                          ==========    ========    ----------

Change in loan fees                                                     36,000
                                                                    ----------

     Total change in interest and loan fee income                   $1,111,000
                                                                    ==========

Total interest expense
----------------------

      Total interest expense increased $405,000 (44.3%) between the periods presented primarily due to an increase in the volume of time deposits, short-term borrowings, and interest bearing demand deposits.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                March 31, 1998

Primarily all of the increased volume of time deposits is a result of the increased utilization of brokered deposits. The increased volume of short-term borrowings and brokered deposits were used to fund the growth of the Company's assets. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended March 31, 1998 as compared to the corresponding period ended March 31, 1997.

                                       Change in interest expense due to:

                                          Volume         Rate         Total
                                         --------      --------      --------
Interest-bearing demand deposit          $ 43,000      $ 28,000      $ 71,000
Time deposits                             199,000        42,000       241,000
Savings deposits                           (5,000)       (3,000)       (8,000)
Short-term borrowings                     105,000        (4,000)      101,000
                                         --------      --------      --------

  Total                                  $342,000      $ 63,000      $405,000
                                         ========      ========      ========

Allowance for loan losses
-------------------------

  An analysis of the allowance for loan losses is summarized as follows:

                                                   Three Months Ended March 31
                                                   ---------------------------
                                                      1998             1997
                                                   ----------       ----------
Balance at beginning of period                     $1,558,000       $1,812,000
                                                   ----------       ----------

Charge-offs                                          (132,000)        (268,000)
Recoveries                                             35,000          102,000
                                                   ----------       ----------

 Net charge-offs                                      (97,000)        (166,000)
                                                   ----------       ----------

Contribution to allowance for loan losses             150,000           75,000
                                                   ----------       ----------

Balance at end of period                           $1,611,000       $1,721,000
                                                   ==========       ==========

Allowance as a percentage of total loans                  1.3%             1.7%

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                March 31, 1998

     The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of March 31, 1998 and 1997 as well as December 31, 1997.

                                                           March 31, 1998   Dec. 31, 1997   March 31, 1997
                                                           --------------   -------------   --------------
Loans accounted for on a nonaccrual basis                      $  241,000      $1,237,000       $2,386,000
Accruing loans contractually past due 90 days or more             944,000         160,000          410,000
Total classified loans                                          4,935,000       5,433,000        5,535,000
Other real estate owned                                         1,472,000         476,000        4,590,000
Troubled debt restructurings                                    4,014,000       4,102,000        4,114,000

   The Company's contribution to the provision for loan losses was $150,000 for the first three months of 1998 compared to $75,000 during the same period in 1997. The increased provision is a result of an increase in the amount of portfolio loans. The loan loss reserve as a percent of loans decreased from 1.7% as of March 31, 1997 to 1.3% as of March 31, 1998. The reduction of nonaccrual and classified loans between the periods presented along with a strong southern California economy is the primary reason for the reduction in the allowance for loan loss as a percent of portfolio loans. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and Management's analysis of current market conditions.

Other Income
------------

   Other income increased $1,553,000 (44.3%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage operation. During the first three months of 1998, gross revenue from the mortgage operation was $4,702,000 compared to $3,135,000 in the corresponding period in 1997. The increase in the mortgage divisions gross revenue resulted in the division posting a pretax income, before administration allocation, of $1,282,000 during the first quarter of 1998, compared to $891,000 during the same period in 1997. The increase in net income of this department is primarily due to the higher volume of loans funded and sold. The increase in loan volume was attributed to the lower mortgage interest rate environment which has fueled an increase in mortgage loan refinancings. During the three months ended March 31, 1998, 56% of the mortgage loan volume was from refinancings compared to 30% in the same period in 1997. When the low interest rate environment changes, the mortgage loan volume might significantly decrease.
This could have a material impact on the profitability of this department. To reduce this possible impact, the Bank in conjunction with Alta Residential Mortgage Trust ("Alta"), is developing an adjustable rate cost of funds index mortgage loan which the Bank plans to offer its customers and sell to Alta. It is anticipated that this product will be the choice of preference to consumers when the mortgage loan fixed interest rates environment materially increases. Historically, the Bank has not

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                March 31, 1998

secured an investor willing to purchase these adjustable rate types of loans and therefore has not offered them.

Other Expenses
--------------

   Other expenses increased $915,000 (20.2%) between the periods presented. The Company's other expenses decreased $253,000 (11.1%) while the Bank's residential mortgage division's expenses increased $1,168,000 (52.2%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries, benefits, and commissions. The decrease in the Company's other expenses of $253,000 was primarily due to an decrease in salaries and employee benefits of $154,000 (13.9%), REO Expenses of 135,000 (96.4%) and occupancy expenses of $87,000 (23.3%). Salaries, benefits, and occupancy expenses were reduced as a result of the consolidation of the Irvine Spectrum branch into the Bank's Newport Beach and Orange branches. The reduction of REO expenses is a direct result of the reduction of REO properties. These decreases were partially offset with increases in other deposit expenses, which was attributable to the increase in escrow and title insurance deposit balances.

Provision for Income Taxes
--------------------------

   The Company recognized a provision for income tax of $1,213,000 during the first quarter of 1998 compared to a provision for income taxes of $680,000 during the same period in 1997. These tax provisions represent a full income tax provision of 42% of pretax income.

Cash and Cash Equivalents
-------------------------

   As of March 31, 1998, cash and cash equivalents increased $12.6 million from December 31, 1997 balances primarily due to a increase in deposits of $17.5 million, which was partially offset by a decrease in short-term borrowings of $4.5 million and an increase in portfolio loans of $2.8 million.

                          Part II - Other Information
                          ---------------------------

                                 March 31, 1998


Item 1.  Legal Proceedings.
-------  ------------------

   There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their respective subsidiaries are subject, other than ordinary routine litigation incidental to the Bank's business.

Item 2.  Changes in Securities.
-------  ----------------------

Not applicable.

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

Not applicable

Item 5.  Other Information.
-------  ------------------

Item 6.  Exhibits and Reports on Form 8-K.
-------  --------------------------------

   (a)   Exhibits Filed - none required.
         --------------

   (b)   Reports on Form 8-K. During the first quarter of 1998, the Company
         -------------------
         field two reports on Form 8-K. One report was filed on January 21, 1998 in response to item 5 "other events" and discussed the Company's investment in Alta Residential Mortgage, Inc. The second report was filed on March 17, 1998 in response to item 5 "other events" and discussed the Company's issuance of a 15% stock dividend and the Company's intent to apply for listing on NASDAQ.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


PNB Financial Group



Date: May 7, 1998           By: /s/ Allen C. Barbieri
      ------------          ----------------------------------
                            Allen C. Barbieri
                            President and Chief Executive Officer



Date: May 7, 1998           By: /s/ Doug L. Heller
      ------------          ---------------------------------
                            Doug L. Heller
                            Chief Financial Officer