Form 10-Q
period 1998-06-30
PNB FINANCIAL GROUP
filed 1998-08-13
CIK 704693

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------
                                   Form 10-Q
 (Mark One)

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES ACT OF 1934
            For the transition period from __________ to ___________

                          Commission file No. 2-78580
                          ---------------------------

                             PNB FINANCIAL GROUP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         California                                     95-3847640
         ----------                         -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Reorganization)

                              4665 MacArthur Court
                        Newport Beach, California 92660
                        -------------------------------
                    (Address of Principal Executive Offices)


                                (949) 851-1033
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

  The number of shares of Registrant's common stock outstanding at August 12, 1998 was 2,774,533


                    THIS REPORT INCLUDES A TOTAL OF 22 PAGES

                              PNB FINANCIAL GROUP
                               Index To Form 10-Q
                      For the quarter ended June 30, 1998


                                                                                     PAGE
                                                                                     NUMBER
                                                                                     ------
PART I   FINANCIAL INFORMATION

         ITEM 1.     Financial Statements

                     Condensed Consolidated Balance Sheets (unaudited)                  3
                     June 30, 1998 and December 31, 1997

                     Condensed Consolidated Statements of Income
                     and Comprehensive Income (unaudited)  Six Months                   4
                     ended June 30, 1998 and 1997

                     Condensed Consolidated Statements of Income                        5
                     and Comprehensive Income (unaudited)  Three Months
                     ended June 30, 1998 and 1997

                     Consolidated Statements of Cash Flows (unaudited)                  6
                     Six Months ended June 30, 1998 and 1997

                     Notes to Condensed Consolidated Financial Statements               7

         ITEM 2.     Management's Discussion and Analysis of Financial               8-19
                     Condition and Results of Operations

PART II  OTHER INFORMATION

         ITEM 1.     Legal Proceedings.                                                20

         ITEM 2.     Changes in Securities.                                            20

         ITEM 3.     Defaults upon Senior Securities.                                  20

         ITEM 4.     Submission of Matters to a Vote of Security Holders.              20

         ITEM 5.     Other Information.                                                20

         ITEM 6.     Exhibits and Reports on Form 8-K                                  21

                     Signatures of Registrants.                                        22

                              PNB FINANCIAL GROUP
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                                                June 30, 1998    December 31, 1997
                                                                                -------------    -----------------
Assets
------

Cash and due from banks                                                          $ 15,074,000         $ 15,185,000
Investment securities available for sale                                           12,326,000            6,910,000
Federal funds sold                                                                        -0-                  -0-
Mortgage loans held for sale                                                      107,784,000           96,852,000

Loans                                                                             126,540,000          118,184,000
  Less allowance for loan losses                                                   (1,793,000)          (1,558,000)
                                                                                 ------------         ------------

           Net loans                                                              124,747,000          116,626,000

Premises and equipment, net                                                         1,102,000            1,094,000
Other real estate owned                                                             1,093,000              476,000
Other assets                                                                        5,282,000            5,731,000
                                                                                 ------------         ------------

           Total assets                                                          $267,408,000         $242,874,000
                                                                                 ============         ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits                                                                         $230,326,000         $211,090,000
Short term borrowings                                                               4,250,000            5,000,000
Other liabilities                                                                   3,543,000            2,787,000
                                                                                 ------------         ------------

           Total liabilities                                                      238,119,000          218,877,000
                                                                                 ------------         ------------

Shareholders' equity:

   Common stock, no par value, 20,000,000
   shares authorized; 2,760,618 and 2,265,280
   shares issued and outstanding at
   June 30, 1998 and December 31, 1997                                             25,424,000           16,234,000
   Retained earnings                                                                3,851,000            7,754,000
   Accumulated other comprehensive income:
           Net unrealized gain on investment securities available for sale             14,000                9,000
                                                                                 ------------         ------------

           Total shareholders' equity                                              29,289,000           23,997,000
                                                                                 ------------         ------------

           Total liabilities and shareholders' equity                            $267,408,000         $242,874,000
                                                                                 ============         ============


                                     See accompanying notes

                              PNB FINANCIAL GROUP
      Condensed Consolidated Statements of Income and Comprehensive Income
                    Six Months Ended June 30, 1998 and 1997
                                  (unaudited)

                                                                 1998           1997
                                                             ------------   ------------

 Interest income                                               9,780,000      7,548,000

 Interest expense                                              2,727,000      1,833,000
                                                             -----------     ----------

    Net interest income                                        7,053,000      5,715,000

Provision for loan losses                                        350,000        195,000
                                                             -----------     ----------

    Net interest income after provision for loan losses        6,703,000      5,520,000
                                                             -----------     ----------

Other income:
    Income from mortgage banking operations                   10,513,000      6,658,000
    Service charges, fees and other                              655,000        561,000
    Gain on sale of SBA loans                                    204,000        286,000
                                                             -----------     ----------
    Total other income                                        11,372,000      7,505,000
                                                             -----------     ----------

Other expenses:
    Mortgage banking operations                                7,702,000      4,783,000
    Salaries & employee benefits                               1,993,000      2,240,000
    Occupancy                                                    600,000        716,000
    Other                                                      1,727,000      1,709,000
                                                             -----------     ----------

    Total other expense                                       12,022,000      9,448,000
                                                             -----------     ----------

Income before income taxes                                     6,053,000      3,577,000

Provision for income taxes                                     2,542,000      1,483,000
                                                             -----------     ----------

Net income                                                   $ 3,511,000     $2,094,000
                                                             ===========     ==========

Other Comprehensive Income, net of tax:
    Unrealized gains on securities available for sale              8,000         31,000
                                                             -----------     ----------
    Less: reclassification adjustment for losses
         included in net income                                   (3,000)        (6,000)
                                                             -----------     ----------

Other Comprehensive Income                                         5,000         25,000
                                                             -----------     ----------

Comprehensive Income                                         $ 3,516,000     $2,119,000
                                                             ===========     ==========

Earnings per share
    Basic                                                          $1.31           $.84
                                                             ===========     ==========
    Diluted                                                        $1.23           $.79
                                                             ===========     ==========

Weighted average number of shares for computing
earnings per share:
    Basic                                                      2,676,020      2,486,538
                                                             -----------     ----------
    Diluted                                                    2,860,494      2,655,556
                                                             -----------     ----------

                            See accompanying notes

                              PNB FINANCIAL GROUP
      Condensed Consolidated Statements of Income and Comprehensive Income
                   Three Months Ended June 30, 1998 and 1997
                                  (unaudited)

                                                                 1998          1997
                                                              ----------   ----------
 Interest income                                               5,047,000    3,926,000

 Interest expense                                              1,408,000      919,000
                                                              ----------   ----------

    Net interest income                                        3,639,000    3,007,000

Provision for loan losses                                        200,000      120,000
                                                              ----------   ----------

    Net interest income after provision for loan losses        3,439,000    2,887,000
                                                              ----------   ----------

Other income:
    Income from mortgage banking operations                    5,811,000    3,523,000
    Service charges, fees and other                              446,000      359,000
    Gain on sale of SBA loans                                     56,000      117,000
                                                              ----------   ----------
    Total other income                                         6,313,000    3,999,000
                                                              ----------   ----------

Other expenses:
    Mortgage banking operations                                4,296,000    2,545,000
    Salaries & employee benefits                               1,036,000    1,129,000
    Occupancy                                                    312,000      342,000
    Other                                                        943,000      912,000
                                                              ----------   ----------

    Total other expense                                        6,587,000    4,928,000
                                                              ----------   ----------

Income before income taxes                                     3,165,000    1,958,000

Provision for income taxes                                     1,329,000      803,000
                                                              ----------   ----------

Net income                                                    $1,836,000   $1,155,000
                                                              ==========   ==========

Other Comprehensive Income, net of tax:
    Unrealized gains on securities available for sale              6,000       42,000
                                                              ----------   ----------
    Less: reclassification adjustment for losses
         included in net income                                      -0-       (6,000)
                                                              ----------   ----------

Other Comprehensive Income                                         6,000       36,000
                                                              ----------   ----------

Comprehensive Income                                          $1,842,000   $1,191,000
                                                              ==========   ==========

Earnings per share
    Basic                                                     $      .67   $      .47
                                                              ==========   ==========
    Diluted                                                   $      .63   $      .44
                                                              ==========   ==========

Weighted average number of shares for computing
earnings per share:
    Basic                                                      2,731,821    2,456,585
                                                              ----------   ----------
    Diluted                                                    2,906,796    2,657,604
                                                              ----------   ----------

                             See accompanying notes

                              PNB FINANCIAL GROUP
                 Condensed Consolidated Statements of Cash Flow
                    Six Months Ended June 30, 1998 and 1997
                                  (unaudited)

                                                              1998            1997
                                                          -------------   ------------
Net cash provided by (used in) operating activities:      $ (4,329,000)   $ 1,595,000
                                                          ------------    -----------

Cash flows from investing activities:
    Net change in loans                                     (9,683,000)    (5,308,000)
    Net change in investment securities                     (5,732,000)       130,000
    Other                                                     (646,000)    (2,203,000)
                                                          ------------    -----------
         Net cash used in investing activities             (14,769,000)    (2,975,000)
                                                          ------------    -----------

Cash flows from financing activities:
    Net change in deposits                                  19,237,000     10,988,000
    Net change in short-term borrowings                       (750,000)    (7,023,000)
    Net change in common stock                                 500,000        128,000
                                                          ------------    -----------
         Net cash provided by financing activities          18,987,000      4,085,000
                                                          ------------    -----------

Net increase (decrease) in cash and cash equivalents          (111,000)     2,705,000

Cash and cash equivalents at beginning of period            15,185,000     18,701,000
                                                          ------------    -----------

Cash and cash equivalents at end of period                $ 15,074,000    $21,406,000
                                                          ============    ===========

                             See accompanying notes

                              PNB FINANCIAL GROUP
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (unaudited)

1.  Basis of Presentation
    ---------------------

    The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiary, Pacific National Bank (the "Bank"), (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of Management, necessary to present fairly the consolidated financial position of the Company at June 30, 1998, and the consolidated statements of income and statements of cash flows for the six and three month periods ended June 30, 1998 and June 30, 1997. Results for the six and three months ended June 30, 1998 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

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

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998

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

Summary
-------

  The Company reported net income of $3,511,000 for the six months ended June 30, 1998 compared to a net income of $2,094,000 for the same period in 1997.
The Company's diluted earnings per common and common equivalent share was $1.23 for the first two quarters of 1998 a 56% increase over its diluted earnings per common and common equivalent shares of $ .79 in the second period of 1997. The earnings per share for 1997 has been adjusted for the 15% stock dividend recorded on April 15, 1998. The Company's annualized return on average assets was 2.9% for the first six months of 1998 compared to 2.2% for the same period in 1997 and its annualized return on average stockholders equity was 25.9% for the first six months of 1998 compared to 21.0% in 1997. The increase in earnings was primarily a result of an increase in the net interest margin of the Company along with an increase in earnings from the Bank's residential mortgage loan department. The increase in the net interest income was a result of increases in commercial loans, mortgage loans and deposits, as well as a significant decrease in nonperforming assets. The Company reduced its nonperforming assets from $4.5 million or 2.2% of total assets as of June 30, 1997 to $1.7 million or .6% of total assets as of June 30, 1998. The increase in profits from the residential mortgage loan department was due to a 48% increase in the volume of mortgage loans funded during the two periods presented. The Company funded a record $737.5 million of mortgage loans in the first two quarters of 1998, compared to $484.3 million in the same period in 1997.

  As of June 30, 1998, the Company had total assets of $267.4 million, total loans of $126.5 million, and total deposits of $230.3 million, as compared to total assets of $242.9 million, total loans of $118.2 million, and total deposits of $211.1 million as of December 31, 1997. Average assets for the first two quarters of 1998 were $243.4 million as compared to average assets of $189.3 million during the first two quarters of 1997. The increase in average assets of $54.1 million (28.6%) was primarily concentrated in an increase in mortgage loans held for sale of $36 million (66.3%) and an increase in portfolio loans of $16.2 million (15.6%). The increase in assets was funded with an increase in average deposits of $43.7 million (26.5%) and an increase in average short term borrowings of $3.1 million (262%). The increase in deposits was partially due to an increase in the utilization of brokered deposits. During the first six months of 1998, the Bank's brokered deposits averaged $26.3 million compared to an average of $5.6 million during the first six months 1997. The Bank utilizes brokered deposits to partially fund its mortgage loans held for sale.

  The following section sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities, and shareholders' equity for the six month period ended June 30, 1998 as compared to the same period in 1997. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998

believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.


                                                                                     1998            1997
                                                                                 -------------   -------------
     Assets

     Cash and due from banks                                                     $ 12,861,000    $ 12,277,000
     Investment securities                                                          7,444,000       7,314,000
     Federal funds sold                                                             6,554,000       5,909,000
     Mortgage loans held for sale                                                  90,209,000      54,235,000
     Loans                                                                        120,120,000     103,941,000
         Less allowance for loan losses                                            (1,612,000)     (1,785,000)
                                                                                 ------------    ------------
       Net loans                                                                  118,508,000     102,156,000

     Premises and equipment, net                                                    1,132,000       1,083,000
     Other real estate owned                                                        1,163,000       3,896,000
     Other assets                                                                   5,527,000       2,411,000
                                                                                 ------------    ------------
       Total assets                                                              $243,398,000    $189,281,000
                                                                                 ============    ============
Liabilities and Shareholders' Equity
------------------------------------

     Deposits:
         Noninterest-bearing                                                     $ 83,831,000    $ 68,874,000
         Interest-bearing                                                         124,567,000      95,815,000
     Short-term borrowings                                                          5,318,000       2,243,000
     Other liabilities                                                              2,528,000       2,361,000
                                                                                 ------------    ------------
       Total liabilities                                                          216,244,000     169,293,000
                                                                                 ------------    ------------
Shareholders' equity:
       Capital stock                                                               20,868,000      16,086,000
       Retained earnings                                                            6,276,000       3,957,000
       Net unrealized gain (loss) on investment securities available for sale          10,000         (55,000)
                                                                                 ------------    ------------
             Total shareholders' equity                                            27,154,000      19,988,000
                                                                                 ------------    ------------

       Total liabilities and shareholders' equity                                $243,398,000    $189,281,000
                                                                                 ============    ============

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998


Capital Resources
-----------------

     The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of June 30, 1998 are set forth below.

                   CAPITAL REQUIREMENTS AS OF JUNE 30, 1998

                                             Pacific          PNB
                             Regulatory     National    Financial
                            Requirements        Bank        Group
                            -------------   ---------   ---------
Leverage Capital Ratio               4.0%        9.5%        11.7%

Risk Based Capital:
Tier 1 Capital                       4.0%       13.2%        16.1%
Total Capital                        8.0%       14.1%        17.1%


Liquidity
---------

    Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances, short-term loan portfolio, cash dividends from its subsidiary bank, as well as its ability to raise capital by selling additional shares of common stock. As of June 30, 1998, the Bank Holding Company has cash balances of approximately $973,000. These liquid assets, along with cash generated from its loan portfolio will support its 1998 operating requirements.

    Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, securities available for sale and a portion of mortgage loans held for sale. The Bank's portfolio loan-to-deposit ratio (excluding brokered deposits) at June 30, 1998 was 60.0% as compared to 62.6% at June 30, 1997 and 59% as of December 31, 1997. The Bank's residential mortgage division utilizes the Bank's funding sources to fund its mortgage loans held for sale. Management can slow down or speed up the shipping and sale of these loans, and manages the balance of the mortgage loans held for sale to match its funds available. In this way, management maximizes the yield on its liquid assets. Due to the fluctuations in funding and sale of mortgage loans, along with changes in the deposit balances of the Bank, the matching of liquid assets and mortgage loans held for sale is not always achieved. At certain times during the year, the Bank utilizes its back up borrowing relationships along with brokered deposits, to help fund the mortgage loans held for sale. These back up sources include unsecured lines of credit with other banks, a line of credit with the Federal Home Loan Bank and, borrowings against the Bank's securities available for sale. During the first two quarters of 1998, the average balance of short term borrowings and brokered deposits was $31.6 million compared to $7.9 million during the first two quarters of 1997.

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998

     A large portion of the Bank's deposits consist of deposits maintained by escrow companies and, to a lesser degree, title insurance companies. At June 30, 1998, escrow and title insurance companies' deposits totaled approximately $50.7 million or 24.2% of total nonbrokered deposits. This compared to escrow and title insurance deposits of approximately $32.5 million or 18.9% and $45.4 million or 22.9% of total nonbrokered deposits as of June 30,1997 and December 31, 1997, respectively. The increase in these deposits is primarily due to the strong real estate market in Southern California. The Bank monitors the deposit levels of this group closely. Recently the competition among local banks for these types of deposits have increased significantly. The Bank believes that it will maintain its historic level of escrow and title deposits although a significant reduction below these levels could have material impact on the Bank's liquidity and cost of funds.

Market and Interest Rate Risk
-----------------------------

   Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in trading of financial instruments, nor does it have exchange rate risk. The Bank has risk management policies to monitor and limit exposure to market risk arising due to changes in interest rates and commodity prices. Disclosures about fair value of financial instruments, which reflect changes in market prices and rates, can be found in
Note 11 of the Company's Annual Consolidated Financial Statements.

   The Company uses asset liability management to control the overall interest rate risk exposure of its balance sheet. The Company's interest rate sensitivity is measured by dividing the Company's rate sensitive assets by its rate sensitive liabilities. The interest rate sensitivity ratio ("GAP") indicates what effect a change in interest rate would have on the net interest margin of a financial institution. Generally, in a positive GAP environment, an increase in interest rates would increase the net interest margin, while a decrease in interest rates would have a negative impact on the net interest margin. The following table sets forth the Company's interest rate sensitivity analysis as of June 30, 1998. All dollar amounts are in thousands.

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998

                                                                                Greater
                                          Less than        3-12         1-5        than
                                           3 Months      Months       Years     5 Years        Total
                                          ---------   ---------    --------     -------      -------
Rate Sensitive Assets:
   Loans                                  $ 88,091    $ 14,569     $13,235      $10,645      $126,540
   Interest rate swap                      (20,000)          -      20,000            -             -
   Mortgage loans held for sale                        107,784           -            -       107,784
   Investment securities                     6,670       2,142       3,514            -        12,326
   Federal funds sold                            -           -           -            -             -
                                          --------    --------     -------      -------      --------

Total Rate Sensitive Assets                182,545      16,711      36,749       10,645       246,650

Rate Sensitive Liabilities:

   Time deposits                            46,208      13,945       2,918          127        63,198
   Interest bearing demand deposits         62,653           -           -            -        62,653
   Savings deposits                          4,094           -           -            -         4,094
   Other demand deposits                    40,674           -           -            -        40,674
   Borrowings on line of credit              4,250           -           -            -         4,250
                                          --------    --------     -------      -------      --------

Total Rate Sensitive Liabilities          $157,879    $ 13,945     $ 2,918      $   127      $174,869

Cumulative GAP                            $ 24,666    $ 27,432     $61,263      $71,781
                                          ========    ========     =======      =======

Cumulative Rate Sensitive Liabilities as      1.16%       1.16%       1.35%        1.41%
   a Percentage of Rate Sensitive Assets  ========     =======     =======      =======

   In order to reduce the impact of a decrease in interest rates on its net interest margin, the Company entered into an interest rate swap agreement. The interest rate swap agreement effectively transfers variable rate assets to fixed rate assets. The agreement is for a total notional principal amount of $20 million and provides that the Company pay a variable interest rate of prime on the notional amount with the counterparty paying the Company a fixed rate of 9.11%. The agreement terminates on April 3, 2000. The unrealized gain on this swap as of June 30, 1998 is approximately $204,000.

   As the GAP analysis demonstrates, the Company is in a positive one year gap position of 1.16%. The estimated effect on the Company's net interest income for a 10% decrease in the prime interest rate (85 basis points) over a one-year period would be a decrease of approximately $284,000 (2%). Similarly, if there was a 10% increase in the prime interest rate over a one-year period, the Company's net interest income would be enhanced by $284,000. The Bank's policy is to limit the change in the Bank's net interest margin to plus or minus 1.25% of the Bank's capital based on a 50 basis point immediate change in the prime rate.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998

   While the gap analysis is a useful asset/liability management tool, it does not fully assess interest rate risk. Gap analysis does not address the effects of customer options (such as early withdrawal of time deposits and options to prepay loans) and the Bank strategies, (such as delaying increases in interest paid on interest bearing deposit accounts) on the Company's net interest income. It also estimates the relationship between movements in the prime interest rate and the movement in other asset and liability interest rates used in the gap model. Therefore, a gap analysis is only one tool with which to analyze interest rate risk and must be reviewed in conjunction with other information and in conjunction with the likely changes in the yield curve.

   In addition, the Bank has available for sale securities recorded at their fair market value of $12,326,000 as of June 30, 1998. The value of these securities is subject to fluctuations based upon the current interest rate yield curve. Should short-term interest rates immediately increase 10% (55 basis points), the market value of the investment portion would decrease by $31,000. Conversely, should the short-term interest rates immediately decrease by 55 basis points, the market value of the investment portfolio would increase by $24,000.

   The Bank also has interest rate risk associated with the lending activity of the Bank's residential mortgage loan department. Unfunded rate-locked loans, together with the portion of mortgage loans held for sale that are not allocated to an existing purchase commitment, create interest rate exposure. The Bank monitors this exposure daily and limits the potential exposure by the purchase of mandatory forward commitments to sell whole loans. Management estimates the amount of unfunded rate-locked loans that will actually fund and purchases mandatory forward commitments based upon this estimate and based upon the general interest rate environment. Management does not speculate on interest rate movement and uses mandatory forward commitments purely as a hedge against interest rate swings which could effect the value of its unfunded pipeline of rate-locked loans and unallocated loans held for sale. The estimates which management uses can differ from actual loan fundings and, therefore, interest rate risk does exist. The Bank does not hedge against interest rate risk on its subprime residential mortgage loan volume. A 10% change in mortgage interest rates should not have a material impact on the market value of these loans. As of June 30, 1998, the Bank had $4.8 million of rate-locked unfunded sub-prime and closed sub-prime loans.

   As of June 30, 1998, the Bank had $64.5 million of mandatory forward commitments to sell whole loans. This represented 95.8% coverage of the estimated rate-locked loans which will fund and unallocated mortgage loans held for sale. The Bank's policy is to limit the change in the economic value of the mandatory forward commitments together with the rate-locked loans and unallocated loans held for sale to plus or minus 2% of the Bank's capital based on a 50 basis point immediate change in residential mortgage interest rates. As of June 30, 1998, the Bank will incur a decrease in the economic value of its residential mortgage on and off balance sheet assets of approximately $56,000 for an immediate increase of 50 basis points in residential mortgage interest rates, while the economic value would increase approximately $56,000 for an immediate decrease of 50 basis points.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998

                    Results of Operations for the Six Months
                     Ended June 30, 1998 and June 30, 1997
                     -------------------------------------

Total interest and loan fee income
----------------------------------

   Total interest and loan fee income increased $2,232,000 (29.6%) between the periods presented primarily due to the significant increase in the average balance of mortgage loans held for sale and, to a lesser degree, its' portfolio loans. The increase in the average balance of mortgage loans held for sale is due to the increased activity in the Bank's residential mortgage loan department. The increase in the Bank's portfolio loans was due to the Bank's continual marketing effort along with a strong economic environment in the Bank's primary lending area.

   Over the periods presented, the Bank also experienced an increase in the yield on its portfolio loans and a decrease in the yield on its mortgage loans held for sale. The increase in the yield on portfolio loans was primarily due to the reduction in nonperforming loans. The decrease in the yield on mortgage loans held for sale is due to the lower long term interest rate environment which, in part, has fueled the increase in mortgage loan volume.

   The table below sets forth the Company's rate and volume analysis for interest-earning assets for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

                                            Change in interest income due to:
                                              Volume        Rate         Total
                                          ----------   ---------    ----------
Loans                                     $  766,000   $ 222,000    $  988,000
Mortgage loans held for sale               1,374,000    (141,000)    1,233,000
Investment securities                          4,000         -0-         4,000
Federal funds sold                            17,000       2,000        19,000
                                          ----------   ---------    ----------

     Total                                $2,161,000   $  83,000    $2,244,000
                                          ==========   =========    ----------

Change in loan fees                                                    (12,000)
                                                                    ----------

     Total change in interest and loan fee income                   $2,232,000
                                                                    ==========


Total interest expense
----------------------

      Total interest expense increased $894,000 (48.8%) between the periods presented primarily due to an increase in the volume of time deposits, interest bearing demand deposits, and short term borrowings. Primarily all of the increased volume of time deposits is a result of the increased utilization of brokered deposits. The increased volume of short-term borrowings and brokered deposits were used to fund the growth of mortgage loans held for sale. For the first six months of 1998, the average cost of brokered deposits was 44 basis points above the average cost of the Bank's time deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the six months ended June 30, 1998 as compared to the corresponding period ended June 30, 1997.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998

                                           Change in interest expense due to:

                                               Volume         Rate         Total
                                            -----------   -----------   ---------
Interest-bearing demand deposit             $   99,000    $   38,000    $137,000
Time deposits                                  612,000        86,000     698,000
Savings deposits                               (15,000)       (4,000)    (19,000)
Short-term borrowings                           88,000       (10,000)     78,000
                                            ----------    ----------    --------

 Total                                      $  784,000    $  110,000    $894,000
                                            ==========    ==========    ========


Allowance for loan losses
-------------------------

  An analysis of the allowance for loan losses is summarized as follows:

                                                   Six Months Ended June 30
                                                   ------------------------
                                                      1998         1997
                                                   ----------    ----------

Balance at beginning of period                     $1,558,000    $1,812,000
                                                   ----------    ----------

Charge-offs                                          (196,000)     (467,000)
Recoveries                                             81,000       211,000
                                                   ----------    ----------

 Net charge-offs                                     (115,000)     (256,000)
                                                   ----------    ----------

Contribution to allowance for loan losses             350,000       195,000
                                                   ----------    ----------

Balance at end of period                           $1,793,000    $1,751,000
                                                   ==========    ==========

Allowance as a percentage of total loans                 1.4%          1.6%

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998

      The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of June 30, 1998 and 1997 as well as December 31, 1997.


                                                           June 30, 1998   Dec. 31, 1997   June 30, 1997
                                                           -------------   -------------   -------------
Loans accounted for on a nonaccrual basis                     $  561,000      $1,237,000      $1,313,000
Accruing loans contractually past due 90 days or more            693,000         160,000         455,000
Total classified loans                                         4,660,000       5,433,000       5,885,000
Other real estate owned                                        1,093,000         476,000       3,184,000
Troubled debt restructurings                                   1,048,000       4,102,000       4,123,000


   The Company's contribution to the provision for loan losses was $350,000 for the first six months of 1998 compared to $195,000 during the same period in 1997. The increased provision is a result of an increase in the amount of portfolio loans. The loan loss reserve as a percent of loans decreased from 1.6% as of June 30 1997 to 1.4% as of June 30, 1998. The reduction of nonaccrual and classified loans between the periods presented along with a strong southern California economy is the primary reason for the reduction in the allowance for loan loss as a percent of portfolio loans. The allowance is a result of Management's analysis of the estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and Management's analysis of current market conditions.

Other Income
------------

   Other income increased $3,867,000 (51.5%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage operation. During the first six months of 1998, gross revenue from the mortgage operation was $10,513,000 compared to $6,658,000 in the corresponding period in 1997. The increase in the mortgage divisions gross revenue resulted in the division posting a pretax income, before administration allocation, of $2,811,000 during the first two quarters of 1998, compared to $1,875,000 during the same period in 1997. The increase in net income of this department is primarily due to the higher volume of loans funded and sold. The increase in loan volume was attributed to the lower mortgage interest rate environment which has fueled an increase in mortgage loan refinancings. During the six months ended June 30, 1998, 50% of the mortgage loan volume was from refinancings compared to 30% in the same period in 1997. When the low interest rate environment changes, the mortgage loan volume might significantly decrease. This could have a material impact on the profitability of this department. To reduce this possible impact, the Bank in conjunction with Alta Residential Mortgage Trust ("Alta"), has developed adjustable rate mortgage loans which the Bank is offering to its customers for sale to Alta. It is anticipated that this product will be the choice of preference to consumers when the mortgage loan fixed interest rates environment materially increases. Historically, the Bank has not secured an investor willing to purchase these adjustable rate types of loans and therefore has not offered them.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998

   The gain on the sales of SBA loans declined $82,000 (28.7%) between the periods presented. During the second quarter of 1998, management changed its policy with regard to the sale of the guaranteed portion of the SBA loans which it generates. Rather than sell the guaranteed portion of the SBA loan, as has been its practice, the Bank is looking to portfolio the guaranteed portion. This change will increase the Bank's balance sheet and the long term profitability of the Bank. By holding these loans, the Bank will earn the interest spread between the interest earned on the loan and the Bank's cost of funds. If the loan pays off before its expected life, the Bank could lose some of the benefit of holding the loan. Therefore, in order to maximize the profit of the Bank and to reduce its risk from loan prepayments, the Bank may, from time to time, decide to sell some of its SBA loans.

Other Expenses
--------------

   Other expenses increased $2,574,000 (27.2%) between the periods presented. The Company's other expenses decreased $345,000 (7.4%) while the Bank's residential mortgage division's expenses increased $2,919,000 (61.0%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries, employee benefits, and commissions. The decrease in the Company's other expenses of $345,000 was primarily due to an decrease in salaries and employee benefits of $274,000 (11%), REO Expenses of 315,000 (88%) and occupancy expenses of $116,000 (16.2%). Salaries, employee benefits, and occupancy expenses were reduced as a result of the consolidation of the Irvine Spectrum branch into the Bank's Newport Beach and Orange branches. The reduction of REO expenses is a direct result of the reduction of REO properties. These decreases were partially offset with increases in other deposit expenses of $253,000 (41.4%), which was attributable to the increase in escrow and title insurance deposit balances.

Provision for Income Taxes
--------------------------

   The Company recognized a provision for income tax of $2,512,000 during the first two quarters of 1998 compared to a provision for income taxes of $1,483,000 during the same period in 1997. These tax provisions represent a full income tax provision of 42% of pretax income.

Cash and Cash Equivalents
-------------------------

   As of June 30, 1998, cash and cash equivalents decreased only $111,000 from December 31, 1997 balances. The small change was due to increases in portfolio loans of $9.7 million and investment securities of $5.7, which was primarily offset with an increase in deposits of $19.2 million.

                   Results of Operations for the Three Months
                     Ended June 30, 1998 and June 30, 1997
                     -------------------------------------

Total interest and loan fee income
----------------------------------

   Total interest and loan fee income increased $1,121,000 (28.6%) between the periods presented primarily due to the significant increase in the average balance of mortgage loans held for sale and portfolio loans.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998

    The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

                                    Change in interest income due to:

                                    Volume        Rate         Total
                                  ----------   ----------   -----------
Loans                             $  434,000    $129,000    $  563,000
Mortgage loans held for sale         589,000     (84,000)      505,000
Investment securities                  3,000      (2,000)        1,000
Federal funds sold                    98,000         -0-        98,000
                                  ----------    --------    ----------

   Total                          $1,124,000    $ 43,000    $1,167,000
                                  ==========    ========    ==========

   Change in loan fees                                         (46,000)

  Total change in interest and loan fee income              $1,119,000
                                                            ==========

Total interest expense
----------------------

      Total interest expense increased $489,000 (53.2%) between the periods presented primarily due to an increase in the volume of interest bearing demand and time deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended June 30, 1998 as compared to the corresponding period ended June 30, 1997.

                                     Change in interest expense due to:

                                      Volume       Rate        Total
                                     ---------   ---------   ---------

Interest-bearing demand deposit      $ 55,000    $ 10,000    $ 65,000
Time deposits                         414,000      43,000     457,000
Savings deposits                      (10,000)     (1,000)    (11,000)
Short-term borrowings                  (9,000)    (13,000)    (22,000)
                                     --------    --------    --------

   Total                             $450,000    $ 39,000    $489,000
                                     ========    ========    ========

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                 June 30, 1998

Allowance for loan losses
-------------------------

       An analysis of the allowance for loan losses is summarized as follows:

                                               Three months ended June 30
                                               ---------------------------

                                                 1998               1997
                                               ----------       ----------

Balance at beginning of period                 $1,611,000       $1,721,000
                                               ----------       ----------

Charge-offs                                       (64,000)        (199,000)
Recoveries                                         46,000          109,000
                                               ----------       ----------

     Net charge-offs                              (18,000)         (90,000)
                                               ----------       ----------

Contribution to allowance for loan losses         200,000          120,000
                                               ----------       ----------

Balance at end of period                       $1,793,000       $1,751,000
                                               ==========       ==========

Allowance as a percentage of total loans             1.4%             1.6%


Other Income
------------

   Other income increased $2,314,000 (57.9%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage operation. During the three ended June 30, 1998, gross revenue from the mortgage division was $4,296,000 compared to $2,545,000 in the corresponding period in 1997. The increase in the mortgage division's gross revenue resulted in the division posting a pretax income, before administration allocation, of $1,650,000 during the three months ended June 30, 1998, compared to $980,000 during the same period in 1997. The increase in net income of this department is primarily due to the higher volume of loans funded.

Other Expenses
--------------

   Other expenses increased $1,659,000 (33.7%) between the periods presented. The Company's other expenses decreased $92,000 (3.9%) while the Bank's residential mortgage division's expenses increased $1,751,000 (68.8%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries, employee benefits and commissions. The decrease in the Company's other expenses of $92,000 was primarily due to an decrease in salaries, employee benefits and REO expenses which were partially offset with an increase in other deposit expenses.

Provision for Income Taxes
--------------------------

   The Company recognized a provision for income taxes of 41.5% and 42% of pretax income for the three months ended June 30, 1997 and 1998, respectively.

                          Part II - Other Information
                          ---------------------------

                                 June 30, 1998

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

Item 2.  Changes in Securities.
-------  ----------------------

   Not applicable.

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

   On June 17, 1998, the annual meeting of shareholders was held to elect five directors and to ratify the selection of McGladrey & Pullen, LLP as the Company's independent auditors for the 1998 fiscal year. Of the 2,728,993 shares outstanding 2,383,893 or 87.35% voted. The following is a breakdown of the results:

Election of Directors:

Name                             For         Against   Abstain
----                          ---------      -------   -------
Allen Barbieri                2,382,881         0       1,012
Martin Hart                   2,382,881         0       1,012
Jon Salquist                  2,382,881         0       1,012
Bernard Schneider             2,382,881         0       1,012
Barney Whitesell              2,382,881         0       1,012

Appointment of McGladrey      2,380,616       1,150     2,127
& Pullen, LLP


Item 5.  Other Information.
-------  ------------------

   Effective June 24, 1998, the Company's stock began trading on the Nasdaq Automatic Quotation National Market under the symbol "PNBF". Up until June 24, 1998, the Company's stock was traded in the Nasdaq over the counter or electronic bulletin board market. In connection with the stocks listing on Nasdaq, the Company registered its stock under Section 12(g) of the Securities Act of 1933 by filing a registration statement pursuant to Section 8(a) of the Securities Act of 1933, which become effective on June 29, 1998.

   Shareholders wishing to bring a proposal before the registrant's 1999 Annual Meeting of Shareholders (but not wishing to include such proposal in the registrant's Proxy Statement) must send written notice of such proposal to be received by the Secretary of the Registrant at its principal executive offices in Newport Beach, CA, by no later than April 1, 1999.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

   (a)   Exhibits Filed - none required.
         --------------

   (b)   Reports on Form 8-K. During the second quarter of 1998, the Company did
         -------------------
         not file a report on Form 8-K.

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                            PNB Financial Group



Date: August 15, 1998       By: /s/ Allen C. Barbieri
      ---------------       -------------------------
                            Allen C. Barbieri
                            President and C.E.O.



Date: August 15, 1998       By: /s/ Doug L. Heller
      ---------------       -----------------------
                            Doug L. Heller
                            Chief Financial Officer