Form 10-Q
period 1998-09-30
PNB FINANCIAL GROUP
filed 1998-11-12
CIK 704693

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------
                                   Form 10-Q
 (Mark One)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

    [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934
             For the transition period from ________ to _________

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


                                (949) 851-1033
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]   No  [_]

  The number of shares of Registrant's common stock outstanding at November 12, 1998 was 2,779,733


                    THIS REPORT INCLUDES A TOTAL OF 24 PAGES

                              PNB FINANCIAL GROUP
                               Index To Form 10-Q
                    For the quarter ended September 30, 1998



                                                                          PAGE
                                                                          NUMBER
                                                                          ------
PART I   FINANCIAL INFORMATION

         ITEM 1.    Financial Statements

                    Condensed Consolidated Balance Sheets (unaudited)         3
                    September 30, 1998 and December 31, 1997

                    Condensed Consolidated Statements of Income
                    and Comprehensive Income (unaudited) Nine Months          4
                    ended September 30, 1998 and 1997

                    Condensed Consolidated Statements of Income               5
                    and Comprehensive Income (unaudited)   Three Months
                    ended September 30, 1998 and 1997

                    Consolidated Statements of Cash Flows (unaudited)         6
                    Nine Months ended September 30, 1998 and 1997

                    Notes to Condensed Consolidated Financial Statements    7-8

         ITEM 2.    Management's Discussion and Analysis of Financial      9-22
                    Condition and Results of Operations


PART II  OTHER INFORMATION

         ITEM 1.    Legal Proceedings.                                       23

         ITEM 2.    Changes in Securities.                                   23

         ITEM 3.    Defaults upon Senior Securities.                         23

         ITEM 4.    Submission of Matters to a Vote of Security Holders.     23

         ITEM 5.    Other Information.                                       23

         ITEM 6.    Exhibits and Reports on Form 8-K                         23

                    Signatures of Registrants.                               24

                              PNB FINANCIAL GROUP

                     Condensed Consolidated Balance Sheets


                                                       (Unaudited)        December 31,
                                                   September 30, 1998         1997
                                                   -------------------   ---------------
Assets
------
Cash and due from banks                                  $ 29,191,000       $ 15,185,000
Investment securities available for sale                    6,093,000          6,910,000
Federal funds sold                                          2,500,000                -0-
Mortgage loans held for sale                               95,137,000         96,852,000

Loans                                                     137,142,000        118,184,000
  Less allowance for loan losses                           (2,061,000)        (1,558,000)
                                                         ------------       ------------

    Net loans                                             135,081,000        116,626,000

Premises and equipment, net                                 1,074,000          1,094,000
Other real estate owned                                       759,000            476,000
Other assets                                                5,182,000          5,731,000
                                                         ------------       ------------

    Total assets                                         $275,017,000       $242,874,000
                                                         ============       ============

Liabilities and Shareholders' Equity
------------------------------------

Deposits                                                 $215,456,000       $211,090,000
Short term borrowings                                      22,855,000          5,000,000
Other liabilities                                           5,200,000          2,787,000
                                                         ------------       ------------

    Total liabilities                                     243,511,000        218,877,000
                                                         ------------       ------------

Shareholders' equity:

  Common stock, no par value, 20,000,000
   shares authorized; 2,779,733 and 2,265,280
   shares issued and outstanding at
   September 30, 1998 and December 31, 1997                25,593,000         16,234,000
  Retained earnings                                         5,876,000          7,754,000
  Accumulated other comprehensive income:
    Net unrealized gain on investment securities
     available for sale                                        37,000              9,000
                                                         ------------       ------------
    Total shareholders' equity                             31,506,000         23,997,000
                                                         ------------       ------------
    Total liabilities and shareholders' equity           $275,017,000       $242,874,000
                                                         ============       ============

                            See accompanying notes

                              PNB FINANCIAL GROUP
      Condensed Consolidated Statements of Income and Comprehensive Income
                 Nine Months Ended September 30, 1998 and 1997
                                  (unaudited)

                                                                 1998           1997
                                                             -----------    -----------

 Interest income                                              15,014,000     11,824,000

 Interest expense                                              4,111,000      2,915,000
                                                             -----------    -----------
    Net interest income                                       10,903,000      8,909,000

Provision for loan losses                                        575,000        765,000
                                                             -----------    -----------
    Net interest income after provision for loan losses       10,328,000      8,144,000
                                                             -----------    -----------

Other income:
    Income from mortgage banking operations                   16,627,000     10,437,000
    Service charges, fees and other                              887,000        963,000
    Gain on sale of SBA loans                                    323,000        415,000
                                                             -----------    -----------
    Total other income                                        17,837,000     11,815,000
                                                             -----------    -----------

Other expenses:
    Mortgage banking operations                               12,095,000      7,461,000
    Salaries & employee benefits                               2,962,000      3,246,000
    Occupancy                                                    903,000      1,043,000
    Other                                                      2,662,000      2,539,000
                                                             -----------    -----------

    Total other expense                                       18,622,000     14,289,000
                                                             -----------    -----------

Income before income taxes                                     9,543,000      5,670,000

Provision for income taxes                                     4,007,000      2,341,000
                                                             -----------    -----------

Net income                                                   $ 5,536,000    $ 3,329,000
                                                             ===========    ===========

Other Comprehensive Income, net of tax:
    Unrealized gains on securities available for sale             31,000         61,000
    Less: reclassification adjustment for losses
         included in net income                                   (3,000)        (6,000)
                                                             -----------    -----------

Other Comprehensive Income                                        28,000         55,000
                                                             -----------    -----------

Comprehensive Income                                         $ 5,564,000    $ 3,384,000
                                                             ===========    ===========

Earnings per share
    Basic                                                    $      2.04    $      1.32
                                                             ===========    ===========
    Diluted                                                  $      1.93    $      1.23
                                                             ===========    ===========

Weighted average number of shares for computing
earnings per share:
    Basic                                                      2,708,170      2,522,110
                                                             -----------    -----------
    Diluted                                                    2,875,477      2,699,646
                                                             -----------    -----------

                             See accompanying notes

                              PNB FINANCIAL GROUP
      Condensed Consolidated Statements of Income and Comprehensive Income
                 Three Months Ended September 30, 1998 and 1997
                                  (unaudited)

                                                                1998          1997
                                                             -----------   -----------
 Interest income                                               5,234,000     4,276,000

 Interest expense                                              1,384,000     1,082,000
                                                              ----------    ----------

    Net interest income                                        3,850,000     3,194,000

Provision for loan losses                                        225,000       570,000
                                                              ----------    ----------

    Net interest income after provision for loan losses        3,625,000     2,624,000
                                                              ----------    ----------

Other income:
    Income from mortgage banking operations                    6,114,000     3,779,000
    Service charges, fees and other                              243,000       402,000
    Gain on sale of SBA loans                                    108,000       129,000
                                                              ----------    ----------
    Total other income                                         6,465,000     4,310,000
                                                              ----------    ----------

Other expenses:
    Mortgage banking operations                                4,393,000     2,678,000
    Salaries & employee benefits                                 969,000     1,006,000
    Occupancy                                                    303,000       327,000
    Other                                                        935,000       830,000
                                                              ----------    ----------

    Total other expense                                        6,600,000     4,841,000
                                                              ----------    ----------

Income before income taxes                                     3,490,000     2,093,000

Provision for income taxes                                     1,465,000       858,000
                                                              ----------    ----------

Net income                                                    $2,025,000    $1,235,000
                                                              ==========    ==========

Other Comprehensive Income, net of tax:
    Unrealized gains on securities available for sale             23,000        30,000
    Less: reclassification adjustment for losses
         included in net income                                      -0-           -0-
                                                              ----------    ----------
Other Comprehensive Income                                        23,000        30,000
                                                              ----------    ----------

Comprehensive Income                                          $2,048,000    $1,265,000
                                                              ==========    ==========

Earnings per share
    Basic                                                     $      .73    $      .48
                                                              ==========    ==========
    Diluted                                                   $      .70    $      .45
                                                              ==========    ==========

Weighted average number of shares for computing
earnings per share:
    Basic                                                      2,770,815     2,552,387
                                                              ----------    ----------
    Diluted                                                    2,909,520     2,756,293
                                                              ----------    ----------

                             See accompanying notes

                              PNB FINANCIAL GROUP
                Condensed Consolidated Statements of Cash Flow
                 Nine Months Ended September 30, 1998 and 1997
                                  (unaudited)

                                                              1998            1997
                                                          -------------   -------------

Net cash provided by (used in) operating activities:      $ 12,461,000    $(19,786,000)
                                                          ------------    ------------

Cash flows from investing activities:
    Net change in loans                                    (20,219,000)    (11,474,000)
    Net change in investment securities                        835,000         389,000
    Other                                                      591,000       4,861,000
                                                          ------------    ------------
         Net cash used in investing activities             (18,793,000)     (6,224,000)
                                                          ------------    ------------

Cash flows from financing activities:
    Net change in deposits                                   4,366,000      27,843,000
    Net change in short-term borrowings                     17,854,000      (1,351,000)
    Net change in common stock                                 618,000         186,000
                                                          ------------    ------------
         Net cash provided by financing activities          22,838,000      26,678,000
                                                          ------------    ------------

Net increase in cash and cash equivalents                   16,506,000         668,000

Cash and cash equivalents at beginning of period            15,185,000      18,701,000
                                                          ------------    ------------

Cash and cash equivalents at end of period                $ 31,691,000    $ 19,369,000
                                                          ============    ============




                             See accompanying notes

                              PNB FINANCIAL GROUP
             Notes to Condensed Consolidated Financial Statements
                              September 30, 1998
                                  (unaudited)

1. Basis of Presentation
   ---------------------

   The accompanying consolidated financial statements include the accounts of PNB Financial Group (the "Bank Holding Company") and its wholly-owned subsidiary, Pacific National Bank (the "Bank"), (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements contain all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of Management, necessary to present fairly the consolidated financial position of the Company at September 30, 1998, and the consolidated statements of income, and comprehensive income, for the nine and three month periods ended September 30, 1998 and September 30, 1997 and consolidated statements of cash flow for the nine month periods ended September 30, 1998 and 1997. Results for the nine and three months ended September 30, 1998 are not necessarily indicative of results which may be expected for any other interim period, or for the year as a whole. These condensed consolidated financial statements do not include all disclosures associated with the Company's annual financial statements and, accordingly, should be read in conjunction with such statements.

2. Consolidated Statement of Cash Flows
   ------------------------------------

   For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash on hand, cash due from banks, interest-bearing deposits in other banks and federal funds sold.

3. Shareholder's Equity
   --------------------

   The Company has authorized 10,000,000 shares, no par value, preferred stock.
No shares of preferred stock have been issued.   On April 15, 1998, the Company
declares a 15% stock dividend. As a result of the dividend, an additional 344,838 common shares were issued totaling $7,414,000. During the nine month period ended September 30, 1998, 169,615 stock options with a weighted average exercise price of $3.65 per share were exercised. In connection with the exercise, the Company recognized a tax benefit of approximately $1.3 million which was recorded directly to common stock.

4. Impact of Recently Issued Accounting Standards - Derivative Instruments and
   ---------------------------------------------------------------------------
   Hedging Activities
   ------------------
   In June 1998, the financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The primary purpose of Statement No. 133 is to recongnize the fair value of derivative instruments on the face of financial statements.

   The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application is to be at the beginning of an entity's fiscal quarter. Earlier application is encouraged, but only at the beginning of any fiscal quarter that occurs prior to the effective date. The Statement must be applied on January 1, 2000.

   Upon adoption, Statement No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                              September 30, 1998

forecasted transaction. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Gains and losses on derivatives not designated as hedging instruments are recognized in earnings in the period of change.

   The Company has not determined the effect, if any, the adoption will have on the Company's financial statements.

5. Significant Event - Merger with Western Bancorp
   -----------------------------------------------

   On October 6, 1998, the Company entered into a definitive agreement to merge with Western Bancorp. Shareholders of the Company will receive one share of Western Bancorp stock for each outstanding share of the Company in what is expected to qualify as a tax free exchange. The acquisition is expected to qualify for pooling-of-interest accounting and close during the fourth quarter of 1998 or the first quarter of 1999.

   In connection with the definitive agreement the Company entered into a stock option agreement with Western Bancorp to increase the likelihood that the merger will be completed and discourage offers by third parties to acquire the Company prior to the merger. Pusuant to the stock option agreement the Company granted to Western Bancorp an option, exercisable under certain limited and specifically defined circumstances, to purchase up to 553,166 authorized but unissued shares of the Company common stock for a purchase price per share of $29.625. The number of shares and the purchase price are adjustable under certain circumstances, but Western may not acquire more than 19.9% of the Company's shares of common stock pursuant to this agreement.

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                              September 30, 1998

Item 2.
-------
           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

  This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, which represent the Company's expectations or beliefs including, but not limited to, statements regarding the growth of the Company, the future profitability of the Company, the sufficiency of the Company's liquidity and capital and the Company's assessment of it's Year 2000 issues. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including those described below.

Summary
-------

  The Company reported net income of $5,536,000 for the nine months ended September 30, 1998 compared to a net income of $3,329,000 for the same period in 1997. The Company's diluted earnings per common share was $1.93 for the first three quarters of 1998 a 57% increase over its diluted earnings per common share of $1.23 in the same period of 1997. The earnings per share for 1997 has been adjusted for the 15% stock dividend recorded on April 15, 1998. The Company's annualized return on average assets was 3.0% for the first nine months of 1998 compared to 2.3% for the same period in 1997 and its annualized return on average stockholders equity was 26.1% for the first nine months of 1998 compared to 22.3% in 1997. The increase in earnings was primarily a result of an increase in the net interest margin of the Company along with an increase in earnings from the Bank's residential mortgage loan department. The increase in the net interest income was a result of increases in commercial loans, and residential mortgage loans held for sale. In addition, the Company reduced its nonperforming assets from $2.4 million or 1.0% of total assets as of September 30, 1997 to $1.3 million or .5% of total assets as of September 30, 1998. The increase in profits from the residential mortgage loan department was due to a 41% increase in the volume of mortgage loans funded during the nine month periods presented. The Company funded a record $1,117 million of mortgage loans in the first three quarters of 1998, compared to $792 million in the same period in 1997.

  As of September 30, 1998, the Company had total assets of $275 million, total loans of $137.1 million, and total deposits of $215.5 million, as compared to total assets of $242.9 million, total loans of $118.2 million, and total deposits of $211.1 million as of December 31, 1997. Average assets for the first three quarters of 1998 were $247 million as compared to average assets of $196.7 million during the first three quarters of 1997. The increase in average assets of $50.3 million (25.6%) was primarily concentrated in an increase in mortgage loans held for sale of $30.1 million (49.8%) and an increase in portfolio loans of $17.2 million (16.3%). The increase in assets was funded with an increase in average deposits of $38 million (22.2%) and an increase in average short term borrowings of $3.6 million (149%). The increase in deposits was partially due to an increase in the utilization of brokered deposits.
During the first nine months of 1998, the Bank's brokered deposits averaged $22.5 million compared to an average of $6.1 million during the first nine months 1997. The Bank utilizes brokered deposits to partially fund its mortgage loans held for sale.

  The following section sets forth the Company's condensed consolidated average balances of each principal category of assets, liabilities, and shareholders' equity for the nine month period ended September 30, 1998 as compared to the same period in 1997. Average balances are based on daily averages for the Bank, and monthly averages for the Bank Holding Company, since the Bank Holding Company does not maintain daily average information. Management believes that the difference between monthly and daily average data (where monthly data has been used) is not significant.

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                              September 30, 1998


                                                                                          1998            1997
                                                                                     -------------    ------------
Assets
Cash and due from banks                                                               $ 11,747,000    $ 12,923,000
Investment securities                                                                    7,793,000       7,240,000
Federal funds sold                                                                       7,302,000       5,227,000
Mortgage loans held for sale                                                            90,617,000      60,535,000
Loans                                                                                  122,927,000     105,746,000
      Less allowance for loan losses                                                    (1,709,000)     (1,816,000)
                                                                                      ------------    ------------
           Net loans                                                                   121,218,000     103,930,000
Premises and equipment, net                                                              1,127,000       1,062,000
Other real estate owned                                                                  1,112,000       3,422,000
Other assets                                                                             6,122,000       2,371,000
                                                                                      ------------    ------------
           Total assets                                                               $247,038,000    $196,710,000
                                                                                      ============    ============
Deposits:
     Noninterest-bearing                                                              $ 84,455,000    $ 72,240,000
     Interest-bearing                                                                  124,575,000      98,814,000
Short-term borrowings                                                                    6,014,000       2,413,000
Other liabilities                                                                        3,642,000       2,524,000
                                                                                      ------------    ------------
           Total liabilities                                                           218,686,000     175,991,000
                                                                                      ------------    ------------
Shareholders' equity:
Capital stock                                                                           22,501,000      16,182,000
Retained earnings                                                                        5,839,000       4,579,000
Accumulated other comprehensive income:
          Net unrealized gain (loss) on investment securities available for sale            12,000         (42,000)
                                                                                      ------------    ------------
        Total shareholders' equity                                                      28,352,000      20,719,000
                                                                                      ------------    ------------
        Total liabilities and shareholders' equity                                    $247,038,000    $196,710,000
                                                                                      ============    ============

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                              September 30, 1998

Capital Resources
-----------------

     The federally-mandated minimum capital requirements and the actual capitalization of the Company and the Bank as of September 30, 1998 are set forth below.

                 CAPITAL REQUIREMENTS AS OF September 30, 1998

                                                  PNB     Pacific
                             Regulatory     Financial    National
                            Requirements        Group        Bank
                            -------------   ----------   ---------

Leverage Capital Ratio          4.0%           12.3%       10.2%

Risk Based Capital:
 Tier 1 Capital                 4.0%           16.7%       13.8%
 Total Capital                  8.0%           17.8%       14.9%

Liquidity
---------

      Liquidity, as it relates to the Bank Holding Company, represents the ability to obtain funds to support its investment activities and operating needs. The Bank Holding Company's principal sources of funds are its cash balances, short-term loan portfolio, cash dividends from its subsidiary bank, as well as its ability to raise capital by selling additional shares of common stock. As of September 30, 1998, the Bank Holding Company has cash balances of approximately $1,528,000. These liquid assets, along with cash generated from its loan portfolio should support its 1998 and 1999 operating requirements, including all of the Company's merger related expenses.

    Liquidity, as it relates to banking, represents the ability to obtain funds to meet loan commitments and to satisfy demand for deposit withdrawals. The principal sources of funds that provide liquidity to the Bank are its cash balances, federal funds sold, securities available for sale and a portion of mortgage loans held for sale. The Bank's portfolio loan-to-deposit ratio (excluding brokered deposits) at September 30, 1998 was 68.4% as compared to 59.5% at September 30, 1997 and 59% as of December 31, 1997. The increase in the Company's loan to deposit ratio was primarily due to an increase of 20.8% in portfolio loans from September 30, 1997 to September 30, 1998. The Bank's residential mortgage division utilizes the Bank's funding sources to fund its mortgage loans held for sale. Management can slow down or speed up the shipping and sale of these loans, and manages the balance of the mortgage loans held for sale to match its funds available. In this way, management maximizes the yield on its liquid assets. Due to the fluctuations in funding and sale of mortgage loans, along with changes in the deposit balances of the Bank, the matching of liquid assets and mortgage loans held for sale is not always achieved. At certain times during the year, the Bank utilizes its back up borrowing relationships along with brokered deposits, to help fund the mortgage loans held for sale. These back up sources include unsecured lines of credit with other banks, a line of credit with the Federal Home Loan Bank and borrowings against the Bank's securities available for sale. During the first three quarters of 1998, the average balance of short term borrowings and brokered deposits was $28.5 million compared to $8.5 million during the first three quarters of 1997.

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                              September 30, 1998

   A large portion of the Bank's deposits consist of deposits maintained by escrow companies and, to a lesser degree, title insurance companies. At September 30, 1998, escrow and title insurance companies' deposits totaled approximately $57.1 million or 28.5% of total nonbrokered deposits. This compared to escrow and title insurance deposits of approximately $40.0 million or 20.2% and $45.4 million or 22.9% of total nonbrokered deposits as of September 30, 1997 and December 31, 1997, respectively. The increase in these deposits is primarily due to the strong real estate market in Southern California. The market among banks in Southern California for these types of deposits is very competitive. The Bank believes that at a minimum, it will maintain its historic level of escrow and title deposits although a significant reduction below the historical levels could have material impact on the Bank's liquidity and cost of funds.

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

   The Company uses asset liability management to control the overall interest rate risk exposure of its balance sheet. The Company's interest rate sensitivity is measured by dividing the Company's rate sensitive assets by its rate sensitive liabilities. The interest rate sensitivity ratio ("GAP") indicates what effect a change in interest rates would have on the net interest margin of a financial institution. Generally, in a positive GAP environment, an increase in interest rates would increase the net interest margin, while a decrease in interest rates would have a negative impact on the net interest margin. The following table sets forth the Company's interest rate sensitivity analysis as of September 30, 1998. All dollar amounts are in thousands.

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                              September 30,1998

                                           Expected Repricing Period
                                           -------------------------
                                                                        Greater
                                     Less than     3-12        1-5       than
                                     3 Months     Months      Years     5 Years       Total
                                     --------     -------    -------    -------      --------
Rate Sensitive Assets:
   Loans                             $ 96,672     $15,064    $14,261    $11,145      $137,142
   Interest rate swap                 (20,000)          -     20,000          -             -
   Mortgage loans held for sale        95,237           -          -          -        95,137
   Investment securities                1,674       1,141      3,278          -         6,093
   Federal funds sold                   2,500           -          -          -         2,500
                                     --------     -------    -------    -------      --------
Total Rate Sensitive Assets           175,983      16,205     37,539     11,145       240,872

Rate Sensitive Liabilities:
   Time deposits                       37,653      20,806      2,840         99        61,398
   Interest bearing demand deposits    59,187           -          -          -        59,187
   Savings deposits                     3,547           -          -          -         3,547
   Other demand deposits               35,472           -          -          -        35,472
Borrowings on line of credit           22,855           -          -          -        22,855
                                     --------     -------    -------    --------     --------
Total Rate Sensitive Liabilities     $158,714     $20,806    $ 2,840    $    99      $182,459

Cumulative GAP                       $ 17,269     $12,668    $47,367    $58,413
                                     ========     =======    =======    =======
Cumulative Rate Sensitive Assets to      1.11        1.07       1.26       1.32
   Rate Sensitive Liabilities            ====        ====       ====       ====

   In order to reduce the impact of a decrease in interest rates on its net interest margin, the Company has entered into an interest rate swap agreement. The interest rate swap agreement effectively transfers variable rate assets to fixed rate assets. The agreement is for a total notional principal amount of $20 million and provides that the Company pay a variable interest rate of prime on the notional amount with the counterparty paying the Company a fixed rate of 9.11%. The agreement terminates on April 3, 2000. The unrealized gain on this swap as of September 30, 1998 is approximately $470,000.

   As the GAP analysis demonstrates, the Company is in a positive one year gap position of 1.07. The estimated effect on the Company's net interest income for a 10% decrease in the prime interest rate (82.5 basis points) over a one-year period would be a decrease of approximately $350,000. Similarly, if there was a 10% increase in the prime interest rate over a one-year period, the Company's net interest income would be enhanced by $350,000. Following the Federal Reserve Board action to reduce the targeted Federal Funds interest rate, the U.S. prime interest rate was reduced from 8.5% to 8.25% on September 30, 1998, and from 8.25% to 8.0% on October 16, 1998. These reductions and any further reductions in the prime interest rate should reduce the Banks net interest margin over the next year. The Bank's policy is

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                              September 30, 1998

to limit the change in the Bank's net interest margin to plus or minus 1.25% of the Bank's capital based on a 50 basis point immediate change in the prime rate.

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

   In addition, the Bank has available for sale securities recorded at their fair market value of $6,093,000 as of September 30, 1998. The value of these securities is subject to fluctuations based upon the current interest rate yield. A 10% change in short-term interest rates should not have a material impact on the market value of the Banks available for sale securities.

   The Bank also has interest rate risk associated with the lending activity of the Bank's residential mortgage loan department. Unfunded rate-locked loans, together with the portion of mortgage loans held for sale that are not allocated to an existing purchase commitment, create interest rate exposure. The Bank monitors this exposure daily and limits the potential exposure by the purchase of mandatory forward commitments to sell whole loans. Management estimates the amount of unfunded rate-locked loans that will actually fund and purchases mandatory forward commitments based upon this estimate and based upon the general interest rate environment. Management does not speculate on interest rate movement and uses mandatory forward commitments purely as a hedge against interest rate swings which could effect the value of its unfunded pipeline of rate-locked loans and unallocated loans held for sale. The estimates which management uses can differ from actual loan fundings and, therefore, interest rate risk does exist. The Bank does not hedge against interest rate risk on its subprime residential mortgage loan volume. A 10% change in mortgage interest rates should not have a material impact on the market value of these loans. As of September 30, 1998, the Bank had $3.8 million of rate-locked unfunded sub-prime and closed sub-prime loans.

   As of September 30, 1998, the Bank had $74.5 million of mandatory forward commitments to sell whole loans. This represented 85.3% coverage of the estimated rate-locked loans which will fund and unallocated mortgage loans held for sale. The Bank's policy is to limit the change in the economic value of the mandatory forward commitments together with the rate-locked loans and unallocated loans held for sale to plus or minus 2% of the Bank's capital based on a 50 basis point immediate change in residential mortgage interest rates. As of September 30, 1998, the Bank will incur a decrease in the economic value of its residential mortgage on and off balance sheet assets of approximately $256,000 for an immediate increase of 50 basis points in residential mortgage interest rates, while the economic value would increase approximately $256,000 for an immediate decrease of 50 basis points.

              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                              September 30, 1998

                   Results of Operations for the Nine Months
                Ended September 30, 1998 and September 30, 1997
                -----------------------------------------------

Total interest and loan fee income
----------------------------------

   Total interest and loan fee income increased $3,190,000 (27%) between the periods presented primarily due to the significant increase in the average balance of mortgage loans held for sale and, to a lesser degree, its' portfolio loans. The increase in the average balance of mortgage loans held for sale is due to the increased activity in the Bank's residential mortgage loan department. The increase in the Bank's portfolio loans was due to the Bank's continual marketing effort along with a strong economic environment in the Bank's primary lending area.

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

   The table below sets forth the Company's rate and volume analysis for interest-earning assets for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

                                 Change in interest income due to:
                                        Volume        Rate             Total
                                    ------------    ----------      -----------
Loans                                 $1,229,000    $ 333,000       $1,562,000
Mortgage loans held for sale           1,717,000     (190,000)       1,527,000
Investment securities                     25,000       19,000           44,000
Federal funds sold                        82,000        6,000           88,000
                                      ----------    ---------       ----------
     Total                            $3,053,000    $ 168,000       $3,221,000
                                      ==========    =========       ----------
Change in loan fees                                                    (31,000)
                                                                    ----------
     Total change in interest and loan fee income                   $3,190,000
                                                                    ==========

Total interest expense
----------------------

      Total interest expense increased $1,196,000 (41%) between the periods presented primarily due to an increase in the volume of time deposits, interest bearing demand deposits, and short term borrowings. Primarily all of the increased volume of time deposits is a result of the increased utilization of brokered deposits. The increased volume of short-term borrowings and brokered deposits were used to fund the growth of mortgage loans held for sale. For the first nine months of 1998, the average cost of brokered deposits was 36 basis points above the average cost of the Bank's time deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the nine months ended September 30, 1998 as compared to the corresponding period ended September 30, 1997.

               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                              September 30, 1998


                                                        Change in interest expense due to:

                                                        Volume         Rate          Total
                                                     -----------   -----------   -----------
Interest-bearing demand deposit                      $  116,000    $   (5,000)   $  111,000
Time deposits                                           882,000        76,000       958,000
Savings deposits                                        (20,000)       (5,000)      (25,000)
Short-term borrowings                                   157,000        (5,000)      152,000
                                                     ----------    ----------    ----------

 Total                                               $1,135,000    $   61,000    $1,196,000
                                                     ==========    ==========    ==========

Allowance for loan losses
-------------------------

  An analysis of the allowance for loan losses is summarized as follows:

                                                    Nine Months Ended September 30
                                                    ------------------------------
                                                           1998         1997
                                                       ----------    ----------
Balance at beginning of period                         $1,558,000    $1,812,000
                                                       ----------    ----------
Charge-offs                                              (196,000)     (480,000)
Recoveries                                                124,000       308,000
                                                       ----------    ----------
 Net charge-offs                                          (72,000)     (172,000)
                                                       ----------    ----------
Contribution to allowance for loan losses                 575,000       765,000
                                                       ----------    ----------
Balance at end of period                               $2,061,000    $2,405,000
                                                       ==========    ==========
Allowance as a percentage of total loans                     1.5%          2.1%

               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                              September 30, 1998


      The following table sets forth the total amount of nonaccrual loans, accruing loans past due 90 days or more, troubled debt restructurings, classified loans and other real estate owned as of September 30, 1998 and 1997 as well as December 31, 1997.

                                                           Sept. 30, 1998   Dec. 31, 1997   Sept. 30, 1997
                                                           --------------   -------------   --------------
Loans accounted for on a nonaccrual basis                      $  514,000      $1,237,000       $1,836,000

Accruing loans contractually past due 90 days or more             430,000         160,000           90,000

Total classified loans                                          4,078,000       5,433,000        6,094,000

Other real estate owned                                           759,000         476,000          563,000

Troubled debt restructurings                                    1,044,000       4,102,000        4,041,000

   The Company's contribution to the provision for loan losses was $575,000 for the first nine months of 1998 compared to $765,000 during the same period in 1997. The decreased provision is a result of the reduction of nonaccrual and classified loans between the periods presented along with a strong southern California economy. The loan loss reserve as a percentage of loans decreased from 2.1% as of September 30, 1997 to 1.5% as of September 30, 1998. This decrease is due to the increase in portfolio loans along with the reduction of a specific reserve allocated to one loan that was written off in the fourth
quarter of 1997.   The allowance is a result of Management's analysis of the
estimated inherent losses in the Bank's loan portfolio. This analysis takes into consideration the level and trend of loan losses, loan delinquencies, classified loan volumes and Management's analysis of current market conditions.

Other Income
------------

   Other income increased $6,022,000 (51%) between the periods presented. The increase was primarily due to higher revenue generated from the Bank's residential mortgage operation. During the first nine months of 1998, gross revenue from the mortgage operation was $16,627,000 compared to $10,437,000 in the corresponding period in 1997. The increase in the mortgage divisions gross revenue resulted in the division posting a pretax income, before administration allocation, of $4,504,000 during the first three quarters of 1998, compared to $2,961,000 during the same period in 1997. The increase in net income of this department is primarily due to the higher volume of loans funded and sold. The increase in loan volume was attributed to the lower mortgage interest rate environment which has fueled an increase in mortgage loan refinancings. During the nine months ended September 30, 1998, 49% of the mortgage loan volume was from refinancings compared to 25% in the same period in 1997. When the low interest rate environment changes, the mortgage loan volume might significantly decrease. This could have a material impact on the profitability of this department. To reduce this possible impact, the Bank in conjunction with Alta Residential Mortgage Trust ("Alta"), has developed adjustable rate mortgage loans which the Bank is offering to its customers for sale to Alta. It is anticipated that this product could be the choice of preference to consumers when the mortgage loan fixed interest rates environment materially increases. Historically, the Bank has not secured an investor willing to purchase these adjustable rate types of loans and therefore has not offered them.

               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                              September 30, 1998

   The gain on the sales of SBA loans declined $103,000 (24.8%) between the periods presented. During the second quarter of 1998, management changed its policy with regard to the sale of the guaranteed portion of the SBA loans which it generates. Rather than sell the guaranteed portion of the SBA loan, as has been its practice, the Bank is looking to portfolio the guaranteed portion. This change will increase the Bank's balance sheet and the long term profitability of the Bank. By holding these loans, the Bank will earn the interest spread between the interest earned on the loan and the Bank's cost of funds. If the loan pays off before its expected life, the Bank could lose some of the benefit of holding the loan. Therefore, in order to maximize the profit of the Bank and to reduce its risk from loan prepayments, the Bank may, from time to time, decide to sell some of its SBA loans. As of September 30, 1998, the Bank has approximately $4.7 million of the guaranteed portion of SBA loans which could be sold.

Other Expenses
--------------

   Other expenses increased $4,333,000 (30.3%) between the periods presented. The Company's other expenses decreased $301,000 (4.4%) while the Bank's residential mortgage division's expenses increased $4,634,000 (62.1%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries, employee benefits, and commissions and reserves for residential mortgage loan losses. The decrease in the Company's other expenses of $301,000 was primarily due to a decrease in salaries and employee benefits of $284,000 (8.7%), REO expenses of $329,000 (71.4%) and occupancy expenses of $140,000 (13.4%). Salaries, employee benefits, and occupancy expenses were reduced primarily as a result of the consolidation of the Irvine Spectrum branch into the Bank's Newport Beach and Orange branches. The reduction of REO expenses is a direct result of the reduction of REO properties. These decreases were partially offset with increases in other deposit expenses of $291,000 (29.3%), which was attributable to the increase in escrow and title insurance deposit balances.

Provision for Income Taxes
--------------------------

   The Company recognized a provision for income tax of $4,007,000 during the first three quarters of 1998 compared to a provision for income taxes of $2,341,000 during the same period in 1997. These tax provisions represent a full income tax provision of 42% of pretax income.

Cash and Cash Equivalents
-------------------------

   As of September 30, 1998, cash and cash equivalents increased $16.5 million from December 31, 1997 balances. The change was due to increases in short-term borrowings of $17.9 million, deposits of $4.4 million, and cash generated from operating activities of $12.5 million. These increases were partially offset with increases in portfolio loans of $20.2 million.

               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                              September 30, 1998

                Results of Operations for the Three Months
                Ended September 30, 1998 and September 30, 1997
                -----------------------------------------------

Total interest and loan fee income
----------------------------------

   Total interest and loan fee income increased $958,000 (22.4%) between the periods presented primarily due to the significant increase in the average balance of portfolio loans and mortgage loans held for sale.

   The table below sets forth the Company's rate and volume analysis for interest-earning assets for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.


                                                          Change in interest income due to:
                                                           Volume        Rate        Total
                                                         ----------    --------     --------

Loans                                                      $465,000    $109,000     $574,000
Mortgage loans held for sale                                353,000     (58,000)     295,000
Investment securities                                        24,000      16,000       40,000
Federal funds sold                                           69,000         -0-       69,000
                                                           --------    --------     --------

   Total                                                   $911,000    $ 67,000     $978,000
                                                           ========    ========     --------

   Change in loan fees                                                               (20,000)

     Total change in interest and loan fee income                                   $958,000
                                                                                    ========

Total interest expense
----------------------

  Total interest expense increased $302,000 (27.9%) between the periods presented primarily due to an increase in the volume of interest bearing demand and time deposits. The following table sets forth the Company's rate and volume analysis for interest-bearing liabilities for the three months ended September 30, 1998 as compared to the corresponding period ended September 30, 1997.

                                       Change in interest expense due to:

                                      Volume        Rate        Total
                                     ---------   ----------   ----------
Interest-bearing demand deposit      $ 12,000     $(38,000)    $(26,000)
Time deposits                         259,000        1,000      260,000
Savings deposits                       (5,000)         -0-       (5,000)
Short-term borrowings                  70,000        3,000       73,000
                                     --------     --------     --------
   Total                             $336,000     $(34,000)    $302,000
                                     ========     ========     ========

               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                              September 30, 1998

Allowance for loan losses
-------------------------

       An analysis of the allowance for loan losses is summarized as follows:

                                               Three months ended September 30
                                               --------------------------------
                                                  1998                  1997
                                               -----------           ----------
Balance at beginning of period                 $1,793,000            $1,751,000
                                               ----------            ----------

Charge-offs                                           -0-               (13,000)
Recoveries                                         43,000                97,000
                                               ----------            ----------

     Net recoveries                                43,000                84,000
                                               ----------            ----------

Contribution to allowance for loan losses         225,000               570,000
                                               ----------            ----------

Balance at end of period                       $2,061,000            $2,405,000
                                               ==========            ==========

Allowance as a percentage of total loans              1.5%                  2.1%

Other Income
------------

   Other income increased $2,155,000 (50%) between the periods presented. The increase was due to higher revenue generated from the Bank's residential mortgage operation. During the three months ended September 30, 1998, gross revenue from the mortgage division was $4,393,000 compared to $2,678,000 in the corresponding period in 1997. The increase in the mortgage division's gross revenue resulted in the division posting a pretax income, before administration allocation, of $1,693,000 during the three months ended September 30, 1998, compared to $1,086,000 during the same period in 1997. The increase in net income of this department is primarily due to the higher volume of loans funded. During the three months ended September 30, 1998, this department funded $380 million in loans, a 23.5% increase over the same period in 1997. The increase was primarily due to the higher number of loan refinancings due to the lower interest rate environment. Of the loans funded in the third quarter of 1998, 46% were loan refinancings, compared to 26% in the third quarter of 1997.

Other Expenses
--------------

   Other expenses increased $1,759,000 (36.3%) between the periods presented. The Company's other expenses increased $44,000 (2.6%) while the Bank's residential mortgage division's expenses increased $1,715,000 (64%). The increase in the mortgage division's expenses was due to the increased level of activity and was substantially associated with the increase in salaries, employee benefits, commissions and reserves for residential mortgage loan losses. The increase in the Company's other expenses of $44,000 was primarily due to increases in professional expenses which was partially offset with decreases in salaries, employee benefits and occupancy expenses.

               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                              September 30, 1998

Provision for Income Taxes
--------------------------

   The Company recognized a provision for income taxes of 41.5% and 42% of pretax income for the three months ended September 30, 1997 and 1998, respectively.

Year 2000 Risks and Preparedness
--------------------------------

   Many existing computer programs use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 or possibly earlier. The Year 2000 issue affects the Company in that the Banking business is highly dependent on computer applications in a variety of ways, including the following: (i) The Bank relies on computer systems in almost all aspects of its business, including the processing of deposits, loans and other services and products offered to customers, the failure of which in connection with the Year 2000 could cause systemic disruptions and failures in the products and services offered by the Bank; (ii) other banks, clearing houses and vendors whose products and services are used by the Bank are at risk of systemic disruptions and potential failures in the event that such entities have not adequately addressed their Year 2000 issues ; (iii) the creditworthiness of the Bank's borrowers might be diminished by significant disruptions of their business as result of their own or others' failure to address adequately the Year 2000 issue; and (iv) federal banking agencies have issued interagency guidance on the business-wide risk posed to financial institutions by the Year 2000 problem pursuant to which the federal banking agencies may take supervisory action against financial institutions that fail to address appropriately Year 2000 issues prior to the Year 2000, including formal and informal enforcement actions, denial of applications to the federal banking agencies, civil money penalties and a reduction in the management component rating of the institution's composite rating.

   The Bank has initiated a program to ensure that the Bank's computer systems and applications will be in compliance with the Year 2000 issues. The primary focus of the Year 2000 plan is to ensure that the Bank's computer systems and networks operate unimpeded into the next century. The Bank's efforts to successfully meet the Year 2000 compliance issues are an extension of the federal banking agencies efforts to prevent Year 2000 disruptions. The Bank's goal is to complete the Year 2000 compliance project in a safe and sound manner which will provide the Bank, its shareholders, customers and regulators with an institution in full compliance of the Year 2000 century date change.

   The Bank's Year 2000 project program contains phase activities including Awareness, Assessment, Renovation, Validation and Implementation. These activities are monitored by the Bank's Year 2000 Compliance Committee which provides project update information to the Board of Directors. Pursuant to the Year 2000 plan, the Bank is 100% complete in its awareness and assessment phase and expects to be substantially complete with its renovation phase by December 31, 1998. The validation and implementation phases should be completed by June 30, 1999.

   To address the Company's Year 2000 issues, management expects to incur incremental cost of under $100,000, which will be expended during the Years 1998 and 1999. This cost estimate does not include costs associated with internal staff's time put into this project, which is considerable, nor does it include costs associated with the deployment of new software and hardware which is being installed for additional benefits including its Year 2000 compliance.

               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                              September 30, 1998


   In addition, as part of the credit review process, the Bank has communicated with its major borrowers who in the estimation of management have the greatest risks of the Year 2000 issue. This effort has been made to ensure that such borrowers have taken appropriate steps to address their Year 2000 issues and
will not be materially affected by any Year 2000 problems.   The Bank is also
preparing contingency plans to protect it in the event that it is unable to attain Year 2000 compliance in certain applications according to the Year 2000 program. The contingency plans being prepared are system and application specific and are intended to ensure that in the event that one or more of such systems and/or applications fails by or at the Year 2000, the Bank will be able to engage in its core business functions in spite of such failure.

   Although the Company believes that its Year 2000 program and other steps being taken are adequate to ensure that it will not be materially affected by the Year 2000 problem, there can be no assurance that the Year 2000 program and the Bank's other Year 2000 remedial and contingency plans will fully protect it from the risks associated with the Year 2000 problem. The analysis of, and preparations for, the Year 2000 and related problems necessarily rely on a variety of assumptions about future events, and there can be no assurance that management has accurately predicted such future events or that the remedial and contingency plans will adequately address such future events. In the event that the business of the Bank, vendors of the Bank or customers of the Bank are disrupted as a result of the Year 2000 problem, such disruption could have a material adverse effect on the Company.

                          Part II - Other Information
                          ---------------------------

                              September 30, 1998

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

Item 5. Other Information.
------- ------------------

        On October 6, 1998, the Company entered into a definitive agreement to merge with Western Bancorp. Shareholders of the Company will receive one share of Western Bancorp stock for each outstanding share of the Company in what is expected to qualify for a tax free exchange. The acquisition is expected to qualify for a pooling-of-interest accounting and close during the fourth quarter of 1998 or the first quarter of 1999. For more information on the merger please see the Company's Form 8-K filed on October 6, 1998.

Item 6. Exhibits and Reports on Form 8-K.
------- ---------------------------------

   (a)  Exhibits Filed - none required.
        --------------

   (b)  Reports on Form 8-K.  During the third quarter of 1998, the Company
        -------------------
        filed a report on Form 8-K on July 27, 1998 to report its second quarter 1998 earnings.

                                  SIGNATURES
                                  ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                            PNB Financial Group



Date: November 12, 1998     By:  /s/ Allen C. Barbieri
      -----------------     --------------------------
                            Allen C. Barbieri
                            President and C.E.O.



Date: November 12, 1998     By:  /s/ Doug L. Heller
      -----------------     -----------------------
                            Doug L. Heller
                            Chief Financial Officer